Form 10-Q
period 1995-03-31
VTX ELECTRONICS CORP
filed 1995-05-15
CIK 798438

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 1995
                        Commission File Number 33-7693

___________________________________________________________________________

                            VTX ELECTRONICS CORP.
            (Exact name of registrant as specified in its charter)
___________________________________________________________________________


           Delaware                                      11-2816128
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     Identification Number)


           61 Executive Boulevard, Farmingdale, New York 11735
           (Address of principal executive offices and zip code)


    Registrant's telephone number, including area code: (516) 293-9880


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X         No _______



On May 1, 1995, 12,652,000 shares of common stock, $.10 par value were outstanding.



Note: This is Page 1 of a document consisting of 15 pages.

                  VTX ELECTRONICS CORP. AND SUBSIDIARIES
                             TABLE OF CONTENTS






                                                                        PAGE

PART I: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS:


  Balance Sheets - March 31, 1995 and June 30, 1994...................     3

  Statements of Operations - Nine Months Ended
    March 31, 1995 and 1994...........................................     4


  Statements of Operations - Quarter Ended
    March 31, 1995 and 1994...........................................     5


  Statements of Cash Flows - Nine Months Ended
    March 31, 1995 and 1994...........................................     6


  Notes to Consolidated Financial Statements...........................  7-11



ITEM 2: Management's Discussion and Analysis of Financial Condition
  and Results of Operations............................................ 12-13



PART II- OTHER INFORMATION.............................................    14



SIGNATURES.............................................................    15

                    VTX ELECTRONICS CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                March 31,        June 30,
                                                 1995              1994
                                              (Unaudited)       (Audited)
ASSETS                                        -----------      -----------
- ------
CURRENT ASSETS:
  Cash....................................... $   345,641      $   593,438
  Accounts receivable, net of allowance
    for doubtful accounts of $324,000 and
    $394,000 as of March 31, 1995 and
    June 30, 1994, respectively..............   5,218,774        6,061,826
  Inventories, net...........................   3,602,925        3,628,949
  Prepaid expenses and other current
    assets...................................     555,924          295,151
  Prepaid income taxes.......................      14,166           13,040
                                              -----------      -----------
  TOTAL CURRENT ASSETS.......................   9,737,430       10,592,404

PROPERTY, PLANT AND EQUIPMENT, net...........   3,316,323        3,558,540

DEFERRED CHARGES AND OTHER ASSETS, net.......     230,195          280,525
                                              -----------      -----------
TOTAL ASSET.................................. $13,283,948      $14,431,469
                                              ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt.......... $   170,154      $    75,815
  Accounts payable and accrued expenses......   4,773,268        5,196,455
                                              -----------      -----------
  TOTAL CURRENT LIABILITIES..................   4,943,422        5,272,270

LONG-TERM DEBT...............................   5,668,004        6,338,355

MINORITY INTEREST IN SUBSIDIARY..............        -              12,534

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share,
    authorized 5,000,000 shares, none issued
    and outstanding..........................        -                -
  Common stock, par value $.10 per share;
    Authorized 40,000,000 and 20,000,000 shares
    at March 31, 1995 and June 30, 1994,
    respectively; issued and outstanding
    12,652,000 shares at March 31, 1995
    and June 30, 1994........................   1,265,200        1,183,750
  Paid-in capital............................   8,591,476        8,275,676
  Retained earnings (deficiency).............  (7,029,978)      (6,389,506)
  Deferred compensation......................    (112,497)        (154,687)
  Note receivable from officer...............     (50,000)        (100,000)
  Cumulative foreign currency translation
    adjustment...............................       8,320           (6,923)
                                              ------------     ------------
  TOTAL STOCKHOLDERS' EQUITY                    2,672,521        2,808,310

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $13,283,948      $14,431,469
                                              ============     ============


The accompanying notes are an integral part of these financial statements.

                    VTX ELECTRONICS CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS




                                                    Nine Months Ended
                                                        March 31,
                                                   1995            1994
                                               (Unaudited)      (Audited)
                                               -----------     -----------

Net sales....................................  $26,770,375     $33,097,581


Cost of goods sold...........................   20,831,564      25,942,120
                                               -----------     -----------

Gross profit.................................    5,938,811       7,155,461


Selling, general and administrative expenses.    5,981,845       8,038,216


Restructuring charge.........................        -             939,000


Interest expense.............................      606,054         652,242


Foreign currency (gains).....................       (8,622)         (4,578)
                                               ------------    ------------

Loss before extraordinary item...............     (640,466)     (2,469,419)


Extraordinary item:
   Gain on elimination of debt, net..........         -            747,422
                                               ------------    ------------

Net loss.....................................  $  (640,466)    $(1,721,997)
                                               ============    ============


Share Information


Net loss before extraordinary item...........  $      (.05)    $      (.45)

Extraordinary item...........................           -              .14
                                               ------------    ------------
Loss per share...............................  $      (.05)    $      (.31)
                                               ============    ============

Weighted average number of common shares
 outstanding.................................   12,128,558       5,518,842
                                               ============    ============


The accompanying notes are an integral part of these financial statements.

                     VTX ELECTRONICS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                     Quarter Ended
                                                        March 31,
                                                   1995            1994
                                               -----------     -----------

Net sales....................................  $ 8,157,813     $ 9,899,912


Cost of goods sold...........................    6,468,829       7,804,088
                                               -----------     -----------

Gross profit.................................    1,688,984       2,095,824


Selling, general and administrative expenses.    1,905,088       3,136,466


Restructuring charge.........................        -             939,000


Interest expense.............................      203,428         147,440


Foreign currency (gains).....................        2,672         (17,497)
                                               ------------     -----------

Loss before extraordinary items..............     (422,204)     (2,109,585)


Extraordinary item:

   Gain on elimination of debt, net..........        -             747,422


Net loss.....................................  $  (422,204)    $(1,362,163)
                                               ============    ============



Share Information

Net loss before extraordinary item...........  $      (.03)    $      (.38)

Extraordinary item...........................           -              .14
                                               ------------    ------------
Loss per share...............................  $      (.03)    $      (.24)
                                               ============    ============

Weighted average number of common shares
 outstanding.................................   12,635,889       5,759,144
                                               ============    ============


The accompanying notes are an integral part of these financial statements.

                   VTX ELECTRONICS CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Nine Months Ended
                                                               March 31,
                                                         1995           1994
                                                     (Unaudited)     (Audited)
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss).........................................  $  (640,466)  $(1,721,997)
Adjustments to reconcile net income (loss) to net
 Cash provided by/(used in) operating activities:
   Depreciation and amortization...................      441,280       532,263
   Gain on sale of assets..........................         -          (11,500)
   Non-cash compensation...........................         -          581,563
   Extinguishment of debt..........................         -         (780,496)
   Provision for losses on accounts receivable.....         -          415,000
   Provision for slow moving and obsolete
    inventories....................................       65,000        23,749
 Change in operating assets and liabilities:
  Decrease in accounts receivable..................      843,052       819,252
  (Increase) Decrease in inventories...............      (38,976)       35,892
  (Increase) in prepaid expenses and other
    current assets.................................     (260,773)      (56,700)
  (Increase) Decrease in prepaid income taxes......       (1,126)      (11,123)
  (Increase) Decrease in other assets..............      (40,811)       28,850
  (Decrease) Increase in accounts payable and
    accrued expenses...............................     (435,727)      599,309
  Net cash provided by/(used in) operating           ------------   -----------
   activities......................................      (68,547)      454,062

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures..............................      (65,732)      (27,005)
                                                     ------------   -----------
  Net cash (used in) investing activities..........      (65,732)      (27,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under debt agreements..................   30,249,572    57,452,364
 Debt repayments...................................  (30,825,583)  (58,762,804)
 Issuance of warrants..............................         -          175,781
 Issuance of common stock..........................      397,250     1,000,000
 Decrease in note receivable from officer..........       50,000          -
                                                     ------------  ------------
  Net cash (used in) financing activities..........     (128,761)     (134,659)

Effect of exchange rate changes on cash............       15,243         6,709
                                                     ------------  ------------
NET (DECREASE) INCREASE IN CASH....................     (247,797)      299,107

CASH, at beginning of period.......................      593,438        80,125
                                                     ------------  ------------
CASH, at end of period.............................  $   345,641   $   379,232
                                                     ============  ============


Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                         $   606,054   $   639,069
                                                     ============  ============

  The accompanying notes are an integral part of these financial statements.

                     VTX ELECTRONICS CORP. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

a. The accompanying consolidated financial statements include the accounts of VTX Electronics Corp. and its wholly-owned subsidiaries, Vertex Technologies, Inc., Vertex Data Systems, Inc. [inactive], and its foreign subsidiary, Vertex Electronics UK, LTD. Operations of Vertex Electronics UK Ltd. commenced July 1992. All significant intercompany transactions and balances have been eliminated in consolidation.

    The consolidated balance sheet as of March 31, 1995, the consolidated statements of operations for the three months ended March 31, 1995 and 1994, and the nine months ended March 31, 1995, and the consolidated statements of cash flows for the nine months ended March 31, 1995 have been prepared by the Company without audit. The consolidated Balance sheet as of March 31, 1994, the consolidated statement of operations for the nine months ended March 31, 1994, and the consolidated statement of cash flows for the nine months ended March 31, 1994 were audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1995 and for all periods presented have been made. Results of operations for the three and nine month periods are not necessarily indicative of results of operations for the corresponding years.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.


2. LONG-TERM DEBT

    Long-term debt consists of the following:
                                                      March 31,      June 30,
                                                        1995          1994
                                                     -----------   ----------
      Revolving asset-based loan (a)..............   $ 4,599,939   $4,713,180
      First mortgage loan, net of imputed
       interest (b)...............................     1,025,408    1,024,496
      Subordinated mortgage loan, net of imputed
       interest (b)...............................        42,781       77,208
      Machinery and equipment loan (c)............       105,250      500,000
      Capitalized lease obligations (d)...........        64,781       99,286
                                                     -----------   ----------
                                                       5,838,159    6,414,170

      Less current portion of long-term debt......       170,154       75,815
                                                     -----------   ----------
                                                     $ 5,668,004   $6,338,355
                                                     ===========   ==========

                    VTX ELECTRONICS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


a. On December 31, 1992, the Company entered into a three-year long-term revolving credit facility, providing a maximum availability of $12,500,000 bearing interest at prime plus 2 3/4% and expiring on December 31, 1995. The Company is required to pay a commitment fee of 1/2% per annum on the daily average unused portion of the credit. In connection with this financing, the Company incurred in fiscal 1993 costs approximating $405,000 which have been accounted for as deferred charges. Under the terms of this credit facility, borrowings are limited to 80% of eligible accounts receivable (constituting those amounts outstanding 90 days or less), 50% of eligible accounts receivable outstanding between 91 and 120 days, 40% of regular inventories and 20% of slow moving inventory. As of March 31, 1995, the Company had $5,259,000 of availability under the terms of the facility, of which $4,600,000 was outstanding on such date. This loan is collateralized by substantially all of the assets of the Company not otherwise collateralized. In connection with its revolving credit facility, the Company is subject to restrictive covenants which impose certain limitations with respect to the Company's incurrence of indebtedness, capital expenditures, creation or recurrence of liens, declaration or payment of dividends or other distributions, mergers, consolidations and sales or purchases of substantial assets. In general, the Company is not allowed to incur further indebtedness or create additional liens on its assets except for unsecured current liabilities incurred in the ordinary course of business or liabilities incurred in the ordinary course of business secured by purchase money security interest not to exceed an aggregate of $750,000. The Company is not allowed to make loans or investments, provide guarantees or to prepay indebtedness. The Company is prohibited from paying dividends and may not enter into a merger, consolidation or sale of all or substantially all of its assets. Additionally, the Company is required to maintain consolidated net worth of not less than $750,000 and to maintain consolidated working capital, defined as current assets less current liabilities and debt outstanding under the credit facility, of not less than a negative $1.5 million.

   On February 10, 1995 the Company and its lender agreed to amend its revolving credit facility to extend the expiration date to December 31, 1997. In addition, the amendment reduced the maximum availability from $12,500,000 to $10,000,000, provided for an interest rate reduction of 1/4% should net income be greater than $500,000 for the year ended June 30, 1995, and provides for termination fees as a result of default or early termination of 2%, 1% and .5% of the maximum credit if such termination occurs before December 31, 1995, December 31, 1996 or December 31, 1997, respectively.

b. On March 31, 1994, the Company satisfied its subordinated asset-based term loans and the Industrial Development Agency Bonds aggregating $2,080,496 on such date with the $1,200,000 proceeds from a new first mortgage loan described below and the issuance of a $100,000 non-interest bearing subordinated mortgage loan which is payable in 24 monthly installments of $4,167 commencing on March 31, 1994. As a result of this debt refinancing, the Company recorded an extraordinary gain of $747,422 in the quarter ended March 31, 1994 net of related expenses of $33,074.

   The first mortgage loan is with a group of lenders and is payable over five years in monthly installments of $15,980, inclusive of principal and interest at 14%, commencing May 1, 1994, with a final principal payment of $1,033,183 on April 1, 1999 and collateralized by a first mortgage lien on the Company's corporate headquarters. In connection with such loan, the Company issued to

                    VTX ELECTRONICS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   one of the lenders 250,000 purchase warrants to purchase common stock, exercisable on or before March 31, 2001 at an exercise price at $.50 per share. A portion of the proceeds of the loan has been allocated to the warrants based on the Company's Board of Directors' assessment of their fair value at the time of issuance ($.70 per share). For financial statement purposes, the fair value ascribed to the warrants ($175,781) has been deducted from the proceeds of the mortgage loan as additional interest expense and will be amortized over the term of the mortgage to yield an effective interest rate of approximately 20% per annum. The loans have prepayment penalties which are calculated as a percentage of the prepayment amount. The percentage is determined based upon the date of payment as follows:


                   Prepaid                                 Percentage

                Within one year                                5%
                Between one and two years                      3%
                Between two and three years                    1%
                Thereafter                                     0%

   The loan contains covenants prohibiting certain types of transactions and limiting capital expenditures to $250,000 per annum without the prior consent of the lenders.


c. In connection with the December 1992 restructuring, the Company obtained a $500,000 loan from VX Capital Partners, L.P. (the "Partnership") collateralized by certain machinery and equipment (the "Partnership Loan") which bears interest at the prime lending rate (6.75% at June 30, 1994) plus 1-1/4% and was originally due on September 30, 1994, however, on November 10, 1994, the due date was extended to March 31, 1996. All other terms remain unchanged.

   On December 19, 1994, the Partnership distributed to each of the limited partners of the Partnership their pro rata portion of the partnership loan. Each limited partner, except for one limited partner holding a $105,250 portion of the Note, exchanged their pro rata portions of the Note for an aggregate of 789,500 shares of restricted Common Stock of the Company. The Company's Board of Directors and Management believe based upon the receipt of a fairness opinion and other analysis, that the fair value of the shares exchanged is equal to the carrying amount of the converted portions of the Partnership Loan. The fairness opinion (from an independent investment banking firm) stated that the exchange was fair to the stockholders of the Company from a financial point of view.


d. The Company leases its telephone system under agreements accounted for as capital leases. The obligation for the telephone system require the Company to make monthly payments of $1,963 through December 1997.

                    VTX ELECTRONICS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following is a summary of the aggregate annual maturities of long-term debt and capitalized lease obligations:

                                            Capitalized
                                Long-term      lease
             March 31:              debt    obligations     Total
                                ----------- -----------  ------------
                      1996      $  146,598  $   23,557   $   170,155
                      1997            -         23,557        23,557
                      1998       4,599,939      17,667     4,617,606
                      1999          (6,342)       -           (6,342)
                      2000       1,033,183        -        1,033,183
                                ----------- -----------  ------------
                                $5,773,378  $   64,781   $ 5,838,159
                                =========== ===========  ============

3.INVENTORIES

Inventory consists principally for products held for sale. The Company regularly reviews its inventory for obsolete and slow-moving items which includes reviews of inventory levels of certain product lines and an evaluation of the inventory based on changes in technology and markets. As of March 31, 1995 and June 30, 1994, the reserve was approximately $638,000 and $903,000, respectively.



4. COMMITMENTS AND CONTINGENCIES

a. Employment Contracts

   On March 31, 1994, the Company entered into an employment agreement with its newly appointed president which requires total annual minimum compensation of $200,000 through March 1997 plus an annual bonus based on a percent of specified levels of achieved net profits. No bonus amounts have been accrued as of March 31, 1995. In addition, the Company's president deposited $50,000 with a lender as cash collateral for a portion of a loan made to an entity the president previously served as an officer and director. The Company has agreed, pursuant to the employment agreement, to purchase such cash collateral from its president for $50,000 in the event such cash collateral is not released by March 31, 1995 and, in turn, the president agreed to assign to the Company at such time his rights and privileges with respect to such cash collateral. The Company has agreed to issue options to its president to purchase 100,000 shares of the Company's common stock at an exercise price of $.50 per share in lieu of the purchase of such cash collateral.

b. Consulting Agreements

   On March 28, 1994, the Company entered into a three year nonexclusive consulting agreement/investment banking agreement which obligates the Company to pay an underwriter $49,375 upon the completion of the underwriting for consulting services with respect to securities and finance. Commencing April 1, 1995, the Company is obligated to pay such underwriter an additional $4,115 per month for 24 months for consulting services related to investment banking and finance services.

                    VTX ELECTRONICS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Effective April 1, 1994, the Company entered into a three-year consulting agreement with a director for financial/management services. Under the terms of the agreement, the director will receive $4,000 per-month.


c. Bonus Agreement

   On September 20, 1994 the Company's Board of Directors approved a bonus agreement for the Company's Chairman of the Board. The agreement provides for the Chairman to receive a bonus of 5% of the Company's net operating profits up to a maximum of $100,000 for the fiscal year ended June 30, 1995. No bonus amounts have been accrued as of March 31, 1995.


d. Leases:

   The Company's minimum annual lease commitments under noncancellable operating leases for premises at March 31, 1995 are as follows:

                     March 31:
                              1996         $  443,546
                              1997            371,234
                              1998            181,518
                              1999             51,317
                              2000             38,488
                                           ----------
                                           $1,086,103
                                           ==========

   Rent expense, including related real estate taxes and other operating charges, was approximately $321,908 and $243,644 for nine months ended March 31, 1995, and 1994, respectively.



5. SUBSEQUENT EVENTS

a. In April 1995, the Company entered into a one year non-exclusive consulting agreement for financial/management services. Under the terms of the agreement, the Consultant will receive $5,000 per month and five year options to purchase up to 100,000 shares of the Company's common stock at a price of $.50 per share which options shall vest at the rate of options to purchase 8,333 shares of common stock per month.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations
Nine months Ended March 31, 1995 and 1994

For the nine months ended March 31, 1995, net sales were $26,770,000 as compared to the nine months ended March 31, 1994 of $33,098,000, a decrease of 19.1%. The decrease was due turnover of sales people and to recently hired sales people learning the Company's operation and computer system; and also tight industry supply of certain cable and wire items. For the nine months ended March 31, 1995, sales from value-added distribution and manufacturing were approximately $16,062,000 and $10,708,000, respectively, compared to $23,310,000 and
$9,788,000, respectively for the nine months ended March 31, 1994.

Gross profit for the nine months ended March 31, 1995 was $5,939,000 or 22.2% as compared to the nine months ended March 31, 1994 of $7,155,000 or 21.6%, a decrease in gross profit of $1,216,000 or 17%. The decrease was due to lower sales, which was offset by slightly higher margins.

Selling, general and administrative expenses decreased by $2,056,000 or 25.6% to $5,982,000 for the nine months ended March 31, 1995 from $8,038,000 for the nine months ended March 31, 1994. The implementation of the Company's Restructuring Plan decreased expenses in the areas of salary and related expenses from headcount reductions, by approximately $977,000, bad debt reserves by $415,000, professional fees by $160,000, depreciation and amortization by $73,000, and overall general expenses by $431,000.

Interest expense decreased by $46,000 or 7.1% to $606,000 for the nine months ended March 31, 1995 from $652,000 for the comparable nine months in 1994. The decrease was due to reduced borrowing levels as a result of equity financing in prior quarters. The decrease would have been greater as compared to the prior nine months if prime rate did not increase.


Results of Operations
Quarter Ended March 31, 1995 and 1994

For the quarter ended March 31, 1995, net sales were $8,158,000 as compared to the quarter ended March 31, 1994 of $9,900,000, a decrease of 17.6%. The decrease was due to turnover of sales people and recently hired sales people learning the Company's operation and computer system; and also tight industry
supply of certain cable and wire items.   Third quarter sales from value-added
distribution and manufacturing were approximately $4,848,000 and $3,310,000, for the period ended March 31, 1995 versus $6,374,000 and $3,526,000 for the period ending March 31, 1994, respectively.

Gross profit for the quarter ended March 31, 1995 was $1,689,000 or 20.7% as compared to the quarter ended March 31, 1994 of $2,096,000 or 21.2%, a decrease of $407,000 or 19.4%. The decrease was primarily due to lower sales and slightly lower margins.

Selling, general and administrative expenses decreased by $1,231,000 or 39.3% to $1,905,000 for the quarter ended March 31, 1995 from $3,136,000 for the quarter
ended March 31, 1994.   The implementation of the Company's Restructuring Plan
decreased expenses in the areas of salary and related expenses from headcount reductions by approximately $263,000, bad debt reserves by $303,000, professional fees by $382,000, depreciation and amortization by $32,000, and overall general expenses by $251,000.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations
Quarter Ended March 31, 1995 and 1994 (CONTINUED)

Interest expense increased by $56,000 or 18.9% to $203,000 for the quarter ending March 31,1995 from $147,000 for the comparable 1994 quarter. The increase was due to a higher prime rate of interest as compared to the prior quarter, and the prior quarter having an extinguishment of debt whereby the interest was discounted as a result of this extinguishment (SEE NOTE 2 b).


Liquidity and Financial Condition
As of March 31, 1995 and 1994

Working capital as of March 31, 1995 was $4,794,000 as compared with $5,320,000 as of June 30, 1994. The $526,000 decrease in working capital was due to a decrease in accounts receivables, inventory and cash, which was offset by an increase in prepaid expenses and other current assets, and accounts payable.

Long term debt as of March 31, 1995 was $5,667,000 a decrease of $671,000 or 10.6% from $6,338,000 at June 30, 1994. This was due primarily to the Company's partial debt conversion of an equipment loan to common stock and the balance of this loan reclassified to current portion of long term debt (SEE NOTE 2 c), reduced borrowing levels, and payments of capitalized lease obligations. The Company's asset based revolving credit facility provides a maximum availability of $10,000,000 based on eligible accounts receivable and inventory. As of March 31, 1995, $5,259,000 was available under this facility of which $4,600,000 was
drawn down.   The Company intends to continue to employ this line of credit to finance inventory and accounts receivable.

                          PART II- OTHER INFORMATION





                                     None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      VTX ELECTRONICS CORP.

                                            By: /s/ Donald W. Rowley
                                                ----------------------------
                                                President


                                            By: /s/ Nicholas T. Hutzel
                                                ----------------------------
                                                Controller, Secretary and
                                                Principal Accounting Officer





Dated: May 15, 1995