Form 10-K
period 1995-06-30
VTX ELECTRONICS CORP
filed 1995-09-29
CIK 798438

===============================================================================
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                     FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES AND EXCHANGE ACT OF 1934 [Fee Required]

                       For the fiscal year ended June 30, 1995
                           Commission File Number 1-9263

______________________________________________________________________________

                               VTX ELECTRONICS CORP.
               (Exact name of registrant as specified in its charter)
______________________________________________________________________________

         Delaware                                          11-2816128
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)


61 Executive Boulevard, Farmingdale, New York    11735
(Address of Principal Executive Offices)    (Zip Code)


Registrant's telephone number, including area code:   (516) 293-1610

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                Title of Class
                         Common Stock, $.10 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X   No __


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 18, 1995 was approximately $3,688,776.


The number of shares outstanding of the registrant's common stock as of September 18, 1995 was 12,652,000 shares.


This report consists of 46 consecutively numbered pages (inclusive of all exhibits and including this cover page).

                       VTX ELECTRONICS CORP. AND SUBSIDIARIES

                                   TABLE OF CONTENTS



                                                                    Page Number
PART I


Item 1.  Business.........................................................  3

Item 2.  Properties....................................................... 10

Item 3.  Legal Proceedings................................................ 10

Item 4.  Submission of Matters to a Vote of Security Holders.............. 10



PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
          Matters......................................................... 11

Item 6.  Selected Financial Data.......................................... 12

Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations........................................... 13

Item 8.  Financial Statements and Supplementary Data...................... 16

Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................ 16



PART III


Item 10. Directors and Executive Officers of the Company.................. 17

Item 11. Executive Compensation........................................... 18

Item 12. Security Ownership of Certain Beneficial Owners and Managers..... 21

Item 13. Certain Relationships and Related Transactions................... 22



PART IV


Item 14. Exhibits, Financial Statements Schedules, and Reports on
          Form 8-K........................................................ 24

                                        PART I
ITEM ONE - BUSINESS


THE COMPANY

         VTX Electronics Corp. (the "Company") through its wholly-owned Vertex Technologies, Inc. subsidiary ("Vertex') is a multi-regional value-added specialty distributor of electronic components and cable, and a manufacturer of custom-made electronic cable assemblies used in providing connectivity solutions which includes system integration for customers operating a wide range of data communications. The Company adds value by providing connectivity solutions for customers. This includes linking or connecting standard or proprietary electronic devices and peripheral components from different manufacturers to provide solutions for various customer requirements and system integration. These may include sales of passive or active electronic components and/or the manufacture of custom-made electronic cable assemblies which the Company designs specifically to meet individual customer's unique and complete connectivity requirements.

         Management believes that the Company's technical ability for providing connectivity solutions between the data system capabilities of many manufacturers and the specific connectivity needs of its customers, along with its reputation for providing the design and manufacture of custom-made electronic cable assemblies that are subject to 100% computerized quality control testing will be the principal factors on which the Company will plan its future growth.

         The Company expects internal growth to be enhanced by what the Company perceives to be three continuing trends: (i) the increasing demand for data communications to provide timely information in the office environment and factory floor that requires connectivity solutions; (ii) the growing number of alternatives available to organizations of all sizes in all types of industries to increase productivity through improved or upgraded computer data communications; and (iii) increasing number of manufacturers of passive and active components preferring distributors, such as the Company, who are capable of offering complete connectivity solutions to the end user.

         The Company's executive offices are located at 61 Executive Boulevard, Farmingdale, New York 11735 and its telephone number is (516) 293-1610. Unless the context requires otherwise, all references herein to the Company and Vertex mean VTX Electronics Corp. and its subsidiaries.

RECENT DEVELOPMENTS

         On August 24, 1995, the Company signed a letter of intent in principal to merge with CPI Aerostructures, Inc. ("CPI"), a publicly-traded company in the commercial/military aircraft business. Under the terms of the letter, shares of the Company's common stock will be converted into shares of CPI common stock at a conversion rate of one share of CPI common stock for three shares of the Company's common stock, as adjusted for a price guarantee. The agreement may be terminated by the mutual consent of both parties or if a definitive Merger Agreement has not been executed by October 15, 1995. In the event either party unilaterally terminates the letter of intent, the terminating party shall pay to the other party an amount equal to all of the expenses incurred by the other party in connection with the contemplated transaction, up to a maximum of $150,000 in the aggregate, plus a break-up fee of $250,000. The merger plan is subject to the negotiation and execution of a definitive acquisition agreement, approval of the respective Board of Directors and stockholder's of the Company and CPI, and consent of lenders, to the extent required. Subsequent to the signing of the letter of intent, certain developments have occurred that may preclude completion of the transaction.

  On September 15, 1995, the Company's Common Stock was delisted from the American Stock Exchange. The Company no longer fully satisfies all the financial guidelines of the American Stock Exchange for continued listing. The Company's Common Stock is presently trading on the Over-The-Counter Electronic Bulletin Board.

BUSINESS STRATEGY

        The Company's business strategy is to develop a value-added distribution network through internal growth with a focus on connectivity solutions for data communications. Management believes it will continue to (i) introduce new connectivity solutions, (ii) improve operating efficiencies through a more efficient organizational structure, eliminate duplicated activities, and integrate manufacturing capabilities between the three separate manufacturing facilities located in the United States, (iii) derive the benefits of critical mass through the opportunity to develop stronger relationships with, and obtain the best terms from, key suppliers, and (iv) derive the benefits of critical mass through the ability to distribute to and service large national and international customers.

        In its relationship with its customers, the Company focuses on providing connectivity solutions, thus adding significant value to the passive and active components it distributes. Such solutions include advising customers on the options available to meet their specific needs, and manufacturing custom-made electronic cable assemblies for the customers. In addition, the Company continues to service the customers with components and assemblies as the customer's system grows. Management believes that manufacturers of products generally choose to build relationships with distributorships capable of offering advisory services, technical support, and other services such as manufacturing custom-made electronic cable assemblies. The Company believes it is perceived as a value-added distributor by both suppliers and customers as a result of its technical skills and knowledge of the marketplace, access to and understanding of the product capabilities, and technical design and manufacturing capabilities for custom-made electronic cable assemblies.

PRODUCTS AND SERVICES

     The Company's products and services consist principally of the distribution of a broad range of passive and active electronic components, and the design and manufacture of custom-made electronic cable assemblies used as solutions for connectivity requirements in data communications. Typically, passive components carry data signals without any processing or filtering of the data (e.g., electronic connectors, electronic wire and cable, cabinets and racks, and patch panels), while active components generate and/or regenerate and filter data signals (e.g., hubs, bridge, routers, gateways, and modems). The Company's principal product lines focus on connectivity solutions for data communications.

      The Company also designs and manufactures custom-made cable assemblies tailored to the customer's requirements and offers project management and installation of structured wiring and network design for data communications. The Company employs design, engineering, and technical support personnel to develop alternative connectivity solutions including system integration and manufacture custom-made electronic cable assemblies.

         The Company has restructured its operations to improve focus and productivity, which emphasizes the passive and active component areas of connectivity solutions, while discontinues hardware and application and operating software areas of connectivity solutions. See "Restructuring Plan" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

PRINCIPAL SUPPLIERS

         Management believes that the Company is not dependent on any particular supplier. The products that the Company distributes are generally characterized by a large number of products manufactured by a variety of companies. The Company deals with preferred suppliers and believes the Company has a good working relationship with each of its existing strategic suppliers including AMP, AT&T, Andrews, Cable Design Technologies, IBM, Madison Wire & Cable, Microtest, Novell, Racal Datacom, Siecor, and Synoptics. For the fiscal year ended June 30, 1995, purchases from AT&T accounted for 15.7%. AT&T and Madison Wire & Cable accounted for 10.8% and 12.1%, respectively of purchases in fiscal 1994. In fiscal 1993, AT&T and IBM accounted for 15.3% and 10.1%, respectively, of purchases. During fiscal 1995, certain plenum cable and wire items were in tight industry supply due to a world shortage of fluorinated-ethylene-propylene
(FEP) which is used in the production of plenum products. Management believes the tight supply situation has stabilized and should improve through 1996.

       Through stock rotation rights and price protection arrangements with most of its major suppliers including AMP, AT&T and IBM, the Company can reduce the risk of holding obsolete or over-priced product. Stock rotation rights allow distributors to return a certain proportion of their purchases in the event that the product does not sell. A price protection program gives the distributor a rebate on purchases during a specified period if the manufacturer subsequently lowers it prices. The price protection generally covers any purchases made within the most recent 60 to 90 day period prior to the manufacturer's price reduction.

      The Company works off manufacturers' lead times. Deliveries range from one week to approximately 90 days. The Company has a fully integrated on-line computer system that enables it to determine immediate inventory availability of the Company's entire inventory at its stocking facilities. The Company monitors and maintains manufacturers' delivery schedules to ensure "on-time" delivery for customers and to maintain proper inventory levels for the Company. The Company believes that it has adopted more thorough inventory control systems, and management currently does not believe it will be required to expense any significant amounts of inventory in the foreseeable future. However, there can be no assurance there will not be further inventory writeoffs.

         The Company's objective is to minimize lead times for its customers without financing excess stock levels or risking technological obsolescence. Several manufacturers have provided the Company an expedited shipping function in order to better service the Company's customers.

         The Company has restructured its operations to improve productivity, which emphasizes centralized purchasing and establishment of preferred suppliers including primary and secondary supplier bases. The Company has written off approximately $1,200,000 of inventory during fiscal 1993 because of technological obsolescence and an additional write-down for discontinued products and obsolete inventory was taken during the fiscal year ended June 30, 1994 of approximately $262,000.

SALES AND MARKETING

         The Company offers a broad range of passive and active electronic components used as connectivity solutions to end-users, professionals who install and service data communications, and original equipment manufacturers (OEM's).

         The Company operates through seven locations in the Northeast, Mid-Atlantic, and Western regions of the United States, and one location in the United Kingdom. All but one of the eight locations operate as a sales office and warehouse, whereas the one location is solely a sales office. In addition, the Company operates manufacturing operations in the states of New York, Maryland and California, plus one operation in the United Kingdom. These operations support the design and manufacture of custom-made and standard cable assembly requirements for the entire Company.

         The Company consolidated its operations by closing two facilities and realigned the organizational structure of the other facilities in order to improve support of the Company's sales and marketing efforts to better service the Company's customers. See "Restructuring Plan".

       In order to effectively meet each customer's needs, the sales force first gains an understanding of the customer's system connectivity requirements before recommending one or more possible solutions. The variety of products offered by the Company often allows the sales person to add value by providing alternative solutions or more complete solutions to customers requirements and thereby gaining add-on sales. Where necessary, technical support personnel assist sales people in recommending the most appropriate solution. The Company generally does not participate in the design of computer application but rather participates in the design and implementation of the connectivity solutions required for data communications including system integration.

         The field sales force is supported by inside sales personnel who handle incoming customer calls, perform sales estimates, provide rapid responses to customer questions and assist in sales prospecting. In addition, compensation policies have been tailored to promote a profit-oriented, rather than a revenue-oriented, sales philosophy.

        Sales leads are typically generated by ongoing interaction with existing customers, sales calls to companies not currently customers, referrals from suppliers, and by advertising and promotional efforts. The advertising and promotion program for the Company consists of: (i) exhibits at national and regional trade shows; (ii) Company sponsored seminars and product demonstrations in regional areas; (iii) advertisements in trade publications; and (iv) direct mail campaigns to targeted market niches.

         The Company has recently refocused its sales and marketing strategy to concentrate its efforts in certain market niches in which it only distributes the products of preferred suppliers. These products represent passive components such as category 5 wiring products, fiber optics, and wireless communication products, and active components such as bridges, hubs, modems and routers, included in the design and implementation of structured wiring solutions for network applications. The market for the Company's refocused products has historically remained more stable and has not been affected to the same degree by technological changes or price fluctuations. The majority of the products distributed by the Company are readily adaptable to various end-users in all industries.

COMPANY LOCATIONS

     The Company's locations, of which the Farmingdale location is owned and all other locations are leased, are as follows:

                         Elkridge, Maryland
                         Farmingdale, New York
                         Folcroft, Pennsylvania
                         Marlboro, Massachusetts
                         San Jose, California
                         Torrance, California
                         Totowa, New Jersey
                         Corby, United Kingdom

MAJOR CUSTOMER

         The Company has one customer that has accounted for 10% or more of its sales during the last three fiscal years. Bloomberg L.P. accounted for approximately 11.4% of sales in fiscal 1993, approximately 16.3% of sales in fiscal 1994 and approximately 14.7% of sales in fiscal 1995.

COMPETITION

         All aspects of the Company's business are highly competitive. The Company competes with several national distributors including Anixter, Inc., a subsidiary of Anixter International Inc., and Kent Electronics Corporation, which have greater financial and other resources than the Company. The Company also competes with numerous distributors and systems integrators operating on a local or regional basis. The Company's principal method of competing with the other national distributors is by adding value to the active and passive components it sells by assisting its customers in achieving appropriate connectivity solutions. National distributors generally sell components on a higher volume driven basis than the Company and, therefore, can sell those components at a lower price to customers buying in bulk. However, such national distributors generally do not focus on connectivity solutions.

         The Company also competes with a large number of regional and local distributors and systems integrators. These entities generally provide value-added components to their customers, but frequently cannot provide comparable volume discounts and the price advantages as the Company is able to provide. The Company purchases many of the system components on a national scale directly from manufacturers and, following the equity financing and repayment of certain trade creditors, expects to be able to enhance its ability to obtain these price advantages. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         The Company believes that its ability to provide value-added specialty distribution, together with its design and manufacture capability to custom make electronic cable assemblies as well as making available technical support differentiates the Company's from its primary competitors and gives the Company a competitive advantage. There can be no assurance the Company will be able to successfully exploit such advantage.

PRODUCT LIABILITY INSURANCE

        The Company maintains a comprehensive general liability insurance policy in the amount of $2,000,000, with an umbrella policy, including products liability, providing coverage in the aggregate amount of $20,000,000 which it believes to be adequate coverage.

EMPLOYEES

         As of September 1, 1995, the Company had 192 full-time employees. Of these, 70 are sales and marketing personnel; 7 are design, engineering, and technical support personnel; 25 are purchasing, warehouse and inventory control personnel; 62 are cable assembly manufacturing personnel; 9 are quality control personnel; and 19 are accounting, data processing and other administrative personnel. 33 employees are covered by a collective bargaining agreement in the Company's Farmingdale facility. In addition to its employees, the Company uses other workers on a contract basis, as its needs require. The Company considers its relations with its employees to be good.

RESTRUCTURING PLAN

      In November, 1993, the Board of Directors retained Mr. Donald W. Rowley as a consultant to conduct an ongoing analysis of the Company's strategic strengths and weaknesses, and current operations. After Mr. Rowley's analysis, he recommended a restructuring plan including short term, near term and long term objectives. The Company's Board of Directors adopted all of Mr. Rowley's recommendations and plans, and in March 1994, retained him as president to enact them.


         The Short Term Plan involved the following steps which have been implemented:

         * Closing Ohio and Georgia branch operations due to the extended period of time necessary to make these operations profitable.

         * "Right-sizing" the Maryland and Philadelphia branches through employee reductions of approximately 16 people to improve profitability.

         * Lowering corporate office operating expenses through employee reductions of approximately 18 people.

         * Reducing overtime more than 60% since December 1993 by manufacturing products based on forecasted product demand.


         The Near Term Plan involved the following steps which have been implemented:

         * Implementing a new freight management program throughout the Company in August 1994.

         *       Implementing centralized purchasing.

         * Establishing standard sales operating procedures for all branches.

         * Establishing standard manufacturing and quality control policies and procedures in order to utilize the separate manufacturing operations as an integrated/interchangeable manufacturing resource; and completing ISO-9002 Certification at the San Jose facility.

         The Long Term Plan involved the following steps which have been implemented:

         * Establishing preferred suppliers including primary and secondary supplier bases and reducing the number of vendors by more than 35%.

         * Preparing and communicating to suppliers the Company's strategy of value added component distribution for connectivity solutions.

         * Utilizing the equity financing to rebuild financial relationships with suppliers to finance the Company's restructuring plan emphasizing products with a greater profit margin.

         * Implementing centralized purchasing and eliminating smaller purchases from multiple sources, thereby improving gross profit margins.


         The Restructuring Plan was initiated in fiscal 1994 and completed during fiscal 1995. Management believes that the completion of the operational restructuring plan directs the Company toward profitability by:

         *       Reducing corporate overhead.

         *       Lowering certain branches operating expenses.

         *       Improving operations to enable completion of ISO-9002
                 Certification.

         *       Increasing end-user sales focus for connectivity solutions.

         * Improving financial and inventory management to minimize write-off exposure.

         Management believes that the completion of the Restructuring Plan, along with improving availability of FEP related products, and improving sales force stability and productivity, will enable the Company to return to profitability.

ITEM TWO - PROPERTIES

         The location and size of each of the Company's facilities, the principal use of each facility and lease expiration date are summarized below:

                          Square                                    Lease
Location                 Footage   Use                         Expiration Date
-----------------------  -------   --------------------------- ---------------
Elkridge, Maryland        16,750   Sales Office, Manufacturing  January 1997
                                   and Warehouse

Farmingdale, New York     45,000   Executive Office, Sales Office,
                                   Manufacturing and Warehouse        *

Folcroft, Pennsylvania    15,000   Sales Office and Warehouse  September 1996

Marlboro, Massachusetts   14,650   Sales Office and Warehouse   January 2000

San Jose, California      12,450   Sales Office, Manufacturing    May 1997
                                   and Warehouse

Torrance, California      11,200   Sales Office and Warehouse     May 1997


Totowa, New Jersey         2,085   Sales Office                 January 1996

Corby, England             3,000   Sales Office, Manufacturing  November 1996
                                   and Warehouse

     * The Company owns the Farmingdale facility.

         The Company's Headquarters are located in Farmingdale, New York. These premises, which consist of approximately 10,000 square feet of office space and approximately 35,000 square feet of manufacturing and warehouse space, are owned by the Company. The Company believes that its facilities are adequate for its current and presently foreseeable needs or that adequate replacement space is available.



ITEM THREE - LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings; however, the Company is involved in routine litigation incidental to the business.



ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None.

                                     PART II


ITEM FIVE -MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS


         The Company's Common Stock has been trading on the American Stock Exchange under the symbol VTX since September 17, 1986, its initial public offering date. The Company no longer fully satisfies all the financial guidelines of the American Stock Exchange for continued listing. On September 15, 1995, the Company's Common Stock was delisted from the American Stock
Exchange.   The Company's Common Stock is presently trading on the Over-The-
Counter Electronic Bulletin Board. The following table shows the quarterly range of the high and low closing sale prices for the Common Stock on the American Stock Exchange prior to September 15, 1995 and on the Over-The-Counter Electronic Bulletin Board since September 15, 1995, for the periods indicated.


                                           Common Stock
                        Period                          High      Low
         ------------------------------------------     ----      ----

         Fiscal 1994
         First Quarter ended September 30, 1993....     1.38       .75
         Second Quarter ended December 31, 1993....     1.00       .69
         Third Quarter ended March 31, 1994........     1.75      1.06
         Fourth Quarter ended June 30, 1994........     1.31      1.08


         Fiscal 1995
         First Quarter ended September 30, 1994....     1.06       .56
         Second Quarter ended December 31, 1994....      .81       .38
         Third Quarter ended March 31, 1995........      .63       .38
         Fourth Quarter ended June 30, 1995........      .44       .25


         Fiscal 1996
         First Quarter (thru September 22, 1995)...      .38       .19


         As of September 18, 1995, there were approximately 239 holders of record of the Company's Common Stock.

         The Company has never paid a cash dividend on its Common Stock and the Company does not anticipate paying any dividends on the Common Stock in the foreseeable future. Pursuant to the terms of its revolving credit facility, the Company is not permitted to pay or declare any dividends or otherwise make any distribution of capital.

ITEM SIX - SELECTED FINANCIAL DATA



                                           Selected Financial Data

                                    (In thousands except per share data)


                                            Year Ended June 30,
                                1995      1994      1993      1992      1991
                              -------   -------   -------   -------   -------
Income Statement Data:

Net sales                     $34,472   $42,864   $49,407   $41,295   $46,728
Cost of goods sold             27,311    33,490    39,935    32,262    37,359
                             --------- --------- --------- --------- ---------
Gross profit                  $ 7,161   $ 9,374   $ 9,472   $ 9,033   $ 9,369
                             ========= ========= ========= ========= =========
Loss before extraordinary
 items                       ($ 1,316) ($ 2,934) ($ 2,030) ($ 1,963) ($ 3,493)
Extraordinary items               -         747     2,492      -         -
                             --------- --------- --------- --------- ---------
Net income (loss)            ($ 1,316) ($ 2,187)  $   462  ($ 1,963) ($ 3,493)
                             ========= ========= ========= ========= =========
Per Share Data: (1)

Loss before extraordinary
  items                      ($   .11) ($   .47) ($   .35) ($   .46) ($  1.43)
Extraordinary items               -         .12       .43       -         -
                             --------- --------- --------- --------- ---------
Net income (loss)
  per share                  ($   .11) ($   .35)  $   .08  ($   .46) ($  1.43)
                             ========= ========= ========= ========= =========
Weighted average number of
  shares outstanding (2)       12,265     6,239     5,778     4,299     2,438
                             ========= ========= ========= ========= =========
Balance Sheet Data:

Working capital               $  4,476  $ 5,320   $ 6,473   $10,183   $ 9,914
Total assets                    13,187   14,431    17,583    19,858    20,836
Long-term debt                   5,966    6,338     9,413    13,311    11,989
Stockholders' equity             1,999    2,808     1,552     1,054     1,975



(1) Cash dividends per share have never been paid on Common Stock and the Company is prohibited under its current long term credit facility from paying a dividend because it currently has insufficient availability.


(2)      See Notes to Consolidated Financial Statements.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         YEARS ENDED JUNE 30, 1995 AND 1994

     Net sales for the year ended June 30, 1995 were $34,472,000, as compared to the year ended June 30, 1994 of $42,864,000, a decrease of 19.6%. Value-added distribution sales of electronic components, including systems integration, decreased by approximately $9,204,000 from $30,605,000 to $21,401,000 (30.1%).
The decrease was due to tight industry supply of certain cable and wire items and lost sales from related items without the "pull through" effect of the items in tight supply; and turnover of sales personnel and to recently hired sales people learning the Company's operation. During the same period, the aspect of the Company's business involving the Company's custom-made cable assemblies (referred to as manufacturing) increased by approximately $812,000 from $12,259,000 to $13,071,000 (6.6%) during the fiscal year ended June 30, 1995 as compared with the prior fiscal year. The increase in manufacturing was due to value added sales focus which was uninterrupted by any tight industry supply of product. The Company estimates that the profit margins from custom-made cable assemblies are slightly higher than value added distribution sales.

     Gross profit decreased by $2,213,000 or 23.6% for the year ended June 30, 1995 to $7,161,000 from $9,374,000 as compared to fiscal 1994. The decrease was mainly due to lower sales levels as a result of tight industry supply of certain cable and wire items, and turnover of sales personnel and to recently hired sales personnel learning the Company's operation. The gross profit percentage for the year ended June 30, 1995, 1994, and 1993 was 20.8%, 21.9%, and 19.2%
respectively. The lower gross profit percentage in fiscal 1995 was due to product mix change as a result of tight industry supply of certain cable and wire items. The gross profit for the year ended June 30, 1993 was reduced when compared to June 30, 1992 and June 30, 1994 due to the $1,200,000 write-off of obsolete and slow moving inventory in the second quarter of fiscal year 1993.

     Selling, general and administrative expenses decreased approximately $2,907,000 or 27.7% to $7,572,000 for the year ended June 30, 1995 from
$10,479,000 as compared to fiscal 1994. Selling, general and administrative expenses as a percentage of net sales were 22% in fiscal 1995 as compared to 24.4% in fiscal 1994. The decrease was due primarily to the aforementioned decrease in sales and the positive effects from the implementation of the Company's restructuring plan in the current fiscal year. Decreased sales in the current year resulted in a decrease of approximately $290,000 in sales commissions and an $830,000 decrease in general selling expenses. These decreases were partially offset by a $256,000 increase in sales salaries and related expenses resulting from additional sales personnel hired during the current fiscal year which resulted from significant sales force turnover.
The implementation of the Company's restructuring plan contributed approximately $637,000 toward the decrease in salaries and related expense of non-sales personnel, and other selling, general and administrative expense decreases of approximatley $775,000 from improved financial controls over spending. In addition, the prior year expenses included $524,000 of bad debt expense that was not incurred in the current year as a result of improved credit and collections management.

     The Company's restructuring activities were completed during fiscal 1995. Additional costs of $91,000 were incurred. Such costs were primarily associated with final settlements reached in fiscal 1995 for the termination of certain employment contracts, employee severance and benefit arrangements, as well as additional related legal fees associated therewith.

     Interest expense decreased by $74,000 or 8.2% for the year ended June 30, 1995 to $827,000 from $901,000. The decrease was due to lower borrowing levels for most of the fiscal year ended June 30, 1995 compared to the prior fiscal year.

         YEARS ENDED JUNE 30, 1994 AND 1993

     Net sales for the year ended June 30, 1994 were $42,864,000, as compared to the year ended June 30, 1993 of $49,407,000, a decrease of 13.2%. The aspect of the Company's business involving the Company's custom-made cable assemblies (referred to as manufacturing) increased by approximately $174,000 from $12,085,000 to $12,259,000 (1.4%) during the fiscal year ended June 30, 1994 as compared with the prior fiscal year. During the same period, value added distribution sales of electronic components decreased by approximately $6,717,000 from $37,322,000 to $30,605,000 (18.0%) because the Company gave priority with respect to the above described manufacturing activities. The Company estimates that the profit margins respecting custom-made cable assemblies and value added distribution sales are approximately the same. This allocation of priorities was due to the Company's limited resources during the last fiscal year. Insufficient inventory stocking levels for most of fiscal 1994 resulted in delayed sales of value added distribution, or lost sales.

     Gross profit decreased by $98,000 or 1% for the year ended June 30, 1994 to $9,374,000 from $9,472,000 as compared to fiscal 1993. The decrease was primarily due to lower sales levels. The gross profit percentage for the year ended June 30, 1994, 1993, and 1992 was 21.9%, 19.2%, and 21.9% respectively.
The gross profit for the year ended June 30, 1993 was reduced when compared to June 30, 1992 and June 30, 1994 due to the $1,200,000 write-off of obsolete and slow moving inventory in the second quarter of fiscal year 1993.

     Selling, general and administrative expenses increased approximately $68,000 or 0.7% to $10,479,000 for the year ended June 30, 1994 from $10,411,000 as compared to fiscal 1993. Selling expenses decreased by approximately $907,000 mainly as a result of replacing several high fixed salary sales people with lower fixed salary plus commission sales people and reducing the number of sales people through closing two operations. A $524,000 provision for doubtful accounts was recorded for the year ended June 30, 1994 (which includes $33,000 for the United Kingdom accounts receivables) versus $255,000 in the prior fiscal year. Selling, general and administrative expenses included noncash compensation expense attributed to the Common Stock, stock options and warrants issued to officers, directors and consultants aggregating $582,000. Other selling, general and administrative expenses increased by $124,000 for the year ended June 30, 1994 as compared to fiscal 1993 mainly due to an increase of expense associated to recruiting and hiring new sales people, restructuring the Philadelphia branch operation, hiring outside programmers for the Bill of Materials system application, and general provision for employee issues.

    The Company's restructuring activities, which began at the end of the second quarter of fiscal 1994, are expected to continue through the second quarter of fiscal 1995. Certain of these activities, including the implementation of centralized purchasing, standardized manufacturing and quality control policies and procedures, and new freight management programs are intended to improve profitability without increasing expenses. In addition, the Company's restructuring plan is designed to realign its corporate headquarters and field operations (increasing overall profitability through the closing of certain branches), eliminate marginally profitable product lines and disposing of certain assets. Discontinued product lines included lower margin items such as hookup wire and outside plant cable and high technology hardware and software items. Approximately 16 people were terminated from branch closures and 18 people were terminated from "right-sizing" branch and corporate operations.

    The restructuring charges of $939,000 consists of provisions for termination of certain employment contracts, employee severance and benefit settlements of $264,000, inventory write-downs for discontinued product lines of $321,000, and abandonment of leased facilities, equipment and other assets of $354,000.

     Interest expense decreased by $147,000 or 14% for the year ended June 30, 1994 to $901,000 from $1,048,000. The decrease was due to lower borrowing levels for most of the fiscal year ended June 30, 1994 compared to the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital as of June 30, 1995 was $4,476,000 as compared with $5,320,000 as of June 30, 1994. The $844,000 decline in working capital was largely a result of a decrease in sales volume for year ended June 30, 1995. Accounts receivable decreased by approximately $1,197,000, offset by an increase in inventory of approximately $157,000 and an increase of current portion of long term debt of approximately $83,000 due to the reclassification of an equipment note due March 31, 1996.

     During March and April of 1994, the Company completed a series of two equity transactions whereby the Company sold 2,500,000 shares of its Common Stock together with 2,500,000 common stock purchase warrants for which the Company received $1,250,000. In June 1994, the Company completed the registration of the shares of Common Stock underlying the common stock purchase warrants aggregating 3,950,000, and received $1,415,000 representing the net proceeds from the exercise of these warrants. The proceeds from these transactions were used to reduce outstanding trade accounts payable, purchase additional inventory and reduce the revolving credit facility.

     The Company has typically been extended trade credit for its inventory purchases from suppliers. In normal business practice, a supplier will establish a credit line and payment terms for the Company. Suppliers usually require payment on trade credit between 30 and 60 days. Generally, the Company has been able to arrange extended payment terms with its key suppliers and establish schedules to reduce the trade credit days outstanding with suppliers over an extended period of time during the past year. As of June 30, 1995, the Company had $5,062,000 in accounts payable and accrued expenses which represents about 68 days of trade credit.

     The Company has approximately $654,000 of inventory that is estimated slow moving, with reserves against this inventory of $535,000. The Company believes it will be able to realize the net amount of this inventory through customer incentive programs and disposals.

     Long term debt as of June 30, 1995 was $5,966,000, a decrease of $372,000 from $6,338,000 at June 30, 1994. The decrease was mainly due to the Company exchanging $394,750 of an equipment loan for 789,500 shares of the Company's common stock. The Company reclassified the balance of this equipment loan of $105,250 to current portion of long term.

     The Company currently has a revolving credit facility which provides for maximum borrowings of $10,000,000 at an interest rate of prime plus 2 3/4% with an additional commitment fee of 1/2% per annum on the daily average unused portion of the credit. Under the terms of the agreement, borrowings are limited to 80% of eligible accounts receivable (constituting those amounts outstanding 90 days or less) and 50% of eligible accounts receivable outstanding between 91 and 120 days, and 40% of regular inventory and 20% of slow moving inventory. As of June 30, 1995 the Company had approximately $5,406,000 availability under the facility, of which $4,904,000 was outstanding on that date. The loan is collateralized by substantially all of the assets of the Company not otherwise collateralized. This credit facility expires on December 31, 1997. The Company intends to continue to employ this line of credit to finance inventory and accounts receivable.

     In connection with its revolving credit facility, the Company is subject to restrictive covenants which impose certain limitations with respect to the Company's incurrence of indebtedness, capital expenditures, creation or recurrence of liens, declaration or payment of dividends or other distribution, mergers, consolidations and sales or purchases of substantial assets. In general, the Company is not allowed to incur further indebtedness or create additional liens on its assets except for unsecured current liabilities incurred in the ordinary course of business or liabilities incurred in the ordinary course of business secured by purchase money security interests not to exceed an aggregate of $750,000. The Company is not allowed to make loans or investments or provide guarantees or to prepay indebtedness. The Company is prohibited from paying dividends and may not enter into a merger, consolidation or sale of all or substantially all of its assets. Additionally, the Company is required to maintain consolidated net worth of not less than $750,000 and to maintain consolidated working capital, defined as current assets less current liabilities and debt outstanding under the credit facility, of not less than a negative $1.5 million. The Company is currently in compliance with the restrictive covenants and financial tests under the credit facility.

     At June 30, 1995, the Company has net operating loss carryforwards for tax purposes of approximately $6,742,000. Such net operating loss carryforwards expire through fiscal year 2010. The Company's use of its net operating loss carryforward is limited as the Company is deemed to have undergone an "ownership change", as defined in the Internal Revenue Code Section 382, during the fiscal years ended June 30, 1992 and June 30, 1994. In connection with such net operating loss limitation, the Company must obtain a fair valuation of the Company as of the date of the ownership change. Based upon the Company's estimate of fair value, approximately $3,504,000 of the Company's total net operating loss of $6,742,000 is limited to approximately $715,000 annually during the carryforward period.


INFLATION

     For the last three fiscal years, the Company has not been significantly affected by inflation.


ITEM EIGHT - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements listed in the accompanying Index to the Consolidated Financial Statements are attached as part of this report.


ITEM NINE - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

(a)      Not applicable.

(b)      Not applicable.

                                    PART III

ITEM TEN - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The Directors of the Company and certain information concerning them as of June 30, 1995 are set forth below:
                                                           First Year
Name              Position With The Company       Age    Became Director
Robert J. Eide       Chairman of the Board         42         1991

Donald W. Rowley     President and Director        43         1994

Steven J. Bayern           Director                47         1992

Mark E. Bloom              Director                43         1995

Robert L. Frome            Director                55         1992

Paul L. McDermott          Director                41         1992

Jeffrey S. Podell          Director                54         1992


An Executive Officer of the Company who is not a Director is set forth below:

Name               Position With The Company      Age
Nicholas T. Hutzel  Controller and Secretary       25

         Robert J. Eide, age 42, has been a Director of the Company since October, 1991 and was Secretary of the Company from October, 1991 to January, 1992. Mr. Eide was named Chairman of the Board in April, 1994. Mr. Eide is Executive Vice President and Secretary of VX Acquisition Corp. which is the general partner of VX Capital Partners, L.P. Mr. Eide is a private investor and has been a principal owner of Aegis Capital Corp., a member firm of the NASD for more than five years. Mr. Eide is a director of Nathans Famous, Inc., a Nasdaq National Market listed company and Brooke Group Ltd., a New York Stock Exchange listed company. Mr. Eide is an attorney licensed to practice law in the State of New York. Mr. Eide has been a shareholder and officer of a corporate general partner of various limited partnerships organized to acquire and operate real estate properties. Several of these partnerships filed for protection under the federal bankruptcy laws in 1989, 1990 and 1991.

         Donald W. Rowley, age 43, has been a Director and President of the Company since March 31, 1994. From 1992 to March, 1994, Mr. Rowley served as Chairman and Director of Lantek Electronics, Inc., a specialty wire and cable distributor which formerly provided the Company with consulting services. From March, 1992 to December, 1992, he served as a Director of the Maddox Group, Plc. From 1989 to June 1995, Mr. Rowley served as Director of The Peak Technologies Group, Inc., a Nasdaq National Market listed company, and also served from February, 1989 to November, 1992, as Vice President and Chief Financial Officer. Since 1989, Mr. Rowley has been Vice President, Treasurer and Chief Financial Officer of Edwardstone & Company, Inc. From 1988 to 1989, he was Vice President and Chief Financial Officer of Thomson T-Line, Inc., a wholly-owned subsidiary of Thomson T-Line Plc.

        Steven J. Bayern, age 47, has been a Director of the Company since 1992. Mr. Bayern is a principal of Cyndel & Co., Inc., a financial/management company from October 1992 to the present. Mr. Bayern was registered as a principal with Aegis Capital Corp., a member firm of the National Association of Securities Dealers, Inc., from February, 1991 to November, 1992. From 1984 to 1990, Mr. Bayern was President and a principal of S.J. Bayern & Co., Inc., a member firm of the National Association of Securities Dealers, Inc.

        Mark E. Bloom, age 43, has been a Director of the Company since December 1994. Mr. Bloom has been Managing Director of Client Services for Walsh, Greenwood & Co., an investment management firm, since June, 1992. From October 1979 until 1992, Mr. Bloom was a tax partner and subsequently a managing partner, with BDO Seidman, a certified public accounting firm. Mr. Bloom is a Director of SkyBox International Inc., a Nasdaq National Market listed company, B&T Holdings Inc. a London Stock Exchange company and Cray Electronics Holding, a London Stock Exchange company.

        Robert L. Frome, age 55, has been a Director of the Company since January, 1992. Mr. Frome has been engaged in the practice of law for more than five years as a member of the law firm of Olshan Grundman Frome & Rosenzweig. Mr. Frome is a Director of Sidari Corp., an Italian food importing company, and Healthcare Services Group, Inc. and is Assistant Secretary of United Capital Corp., an American Stock Exchange listed company.

         Paul L. McDermott, age 41, has been a Director of the Company since January, 1992. Mr. McDermott has been with Nomura Securities International, Inc. since November, 1986 most recently as a Managing Director of Nomura Securities International, Inc. and prior thereto the Vice President and Section Head of the Mergers and Acquisitions Group. In such capacities, he is responsible for overseeing the structuring and negotiation of mergers and acquisitions transactions. Mr. McDermott is a Director of Perception, Inc., a Nasdaq National Market listed company.

         Jeffrey S. Podell, age 54, has been a Director of the Company since January, 1992. Mr. Podell has been the Chairman of the Board and President of Newsote Inc. since September, 1989 and has been a private investor for more than five years. Mr. Podell is an attorney licensed to practice law in the State of New York. Mr. Podell is a Director of Brooke Group, Ltd., a New York Stock Exchange listed company.



         The following is an Executive Officer of the Company who is not a Director.

         Nicholas T. Hutzel- Controller and Secretary, age 25, has been employed by the Company since 1993. Mr. Hutzel became Controller and Secretary in March 1994. Prior thereto, Mr. Hutzel was a Controller of Corporate Service, Inc. from February, 1992 to May, 1993. Previous to that time, Mr. Hutzel was a staff accountant at Griesmeyer & Olsen, Certified Public Accountants for more than three years.



ITEM ELEVEN - EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal year indicated, all compensation awarded to, earned by or paid to all individuals serving as the Company's Chief Executive Officer ("CEO") or acting in a similar capacity and the one other Executive Officer of the Company other than the CEO whose salary and bonus exceeded $100,000 with respect to the fiscal year indicated.

                             SUMMARY COMPENSATION TABLE


                                          Other     LONG TERM COMPENSATION
                                          Annual
                                          Compen-               All Other
Name and                   Salary   Bonus sation     Number    Compensation
Principal Position   Year    ($)     ($)  ($)(1)   of Options      ($)
------------------   ----  -------  ----- ------   ----------  ------------

Donald W. Rowley,    1995  200,000    -     -        100,000      3,580 (3)
 President           1994   62,692    -     -        300,000      3,580 (3)

Michael Scanzano,    1994   59,711    -     -          -            -
 President           1993  126,770    -     -         20,000        -

Charles J. McMullin, 1994   48,654    -     -          -            -
 Chief Executive     1993  146,579    -     -         60,000        -
 Officer (2)


     (1) Perquisites and other personal benefits, securities or property to each executive officer did not exceed the lesser of $50,000 or 10% of such executive officer's annual salary and bonus.


     (2) As of October 1993, Mr. McMullin was no longer Executive Officer or Employee of the Company. Mr. Rowley was appointed to replace Mr. McMullin in March 1994.

     (3) The Company has purchased for Mr. Rowley a split dollar life insurance policy. The Company pays the premium on such policy.

         The Company has no defined benefit pension plans.



DIRECTORS' COMPENSATION


         In fiscal 1995, directors who were not employees of the Company received an annual fee of $6,000 and a fee of $1,000 for each Board of Directors meeting attended and were reimbursed for their expenses. Non-employee members of committees of the Board of Directors were paid an annual fee of $1,000 for each committee they serve on and $500 for each committee meeting attended.

STOCK OPTION TABLE

         The following table provides further information with respect to the options granted to the President, Mr. Rowley as of the fiscal year ended June 30, 1995.
                        Options Granted in Last Fiscal Year

                                  Individual Grants
                                    % of Total
                                      Options
                                    Granted to   Exercise
                                    Employees    or Base   Expir-
                       Options      in  Fiscal     Price   ation
Name                  Granted (#)       Year       ($/Sh)   Date
----------------      ------------  ----------   --------  ------

Donald W. Rowley       100,000 (1)    100%          .50     (2)

  (1) Mr. Rowley deposited $50,000 with a lender as cash collateral for a portion of a loan made to an entity he previously served as an officer and director. The Company had agreed, pursuant to his employment agreement, to purchase such cash collateral from Mr. Rowley for $50,000 in the event such cash collateral was not released by March 31, 1995 and, in turn, Mr. Rowley had agreed to assign to the Company his rights and privileges with respect to such cash collateral. At March 31, 1995, however, the Company was released from this guarantee obligation by Mr. Rowley.
      Contemporaneous with the release, the Company issued Mr. Rowley stock options to purchase 100,000 shares of the Company's common stock at $.50 per share (which was for an amount not less than the fair market value at date of grant).

  (2) Options expire five years from the date they become exercisable.


         The following table provides information with respect to options exercised and option values as of the fiscal year ended June 30, 1995.

               Aggregated Options Exercised in Last Fiscal Year and
                           Fiscal Year-End Option Values

                                                           Value of
                                            Number of     Unexercised
                       Shares              Unexercised    In-the-Money
                      Acquired               Options        Options
                         on      Value     at 6/30/95   at 6/30/95($)(1)
                      Exercise  Realized   Exercisable/   Exercisable/
Name                     #         $      Unexercisable  Unexercisable
----------------      --------  --------  -------------  -------------

Donald W. Rowley         0         0     200,000/200,000        0/0

      (1) The dollar value of unexercised options is calculated by determining the difference between the fair market of the Company's Common Stock which underlies the option at June 30, 1995, and the exercise price of the options.

EMPLOYMENT AGREEMENT

On March 31, 1994, the Company entered into an employment agreement with its President, Donald W. Rowley, which requires total annual minimum compensation of $200,000 through March 1997 plus an annual bonus based on a percent of specified levels of achieved net profits. In addition, the Company's president deposited $50,000 with a lender as cash collateral for a portion of a loan made to an entity the president previously served as an officer and director. The Company had agreed, pursuant to the employment agreement, to purchase such cash collateral from its president for $50,000 in the event such cash collateral was not released by March 31, 1995 and, in turn, the president had agreed to assign to the Company his rights and privileges with respect to such cash collateral. At March 31, 1995, however, the Company was released from this guarantee obligation by the president. Contemporaneous with the release, the Company issued the president stock options to purchase 100,000 shares of the Company's common stock at $.50 per share (which was for an amount not less than the fair market value at date of grant).


ITEM TWELVE - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 1995, certain information regarding beneficial ownership of the Common Stock held by each person known by the Company to own beneficially more than 5% of the Common Stock, each of the Company's directors, each of the executive officers named in the Summary Compensation Table, and all of the Company's executive officers and directors as a group.


Name and Address                    Beneficial Ownership
of Beneficial Owner                  Shares            %
---------------------              -----------------------

Aeorflex Incorporated              1,247,600 (1)       9.9
35 South Service Road
Plainview, NY 11803

Steven J. Bayern                     419,781 (2)(3)    3.3

Robert J. Eide                       258,750 (4)       2.0

Robert J. Eide Family Trust          481,519 (2)       3.8

Robert L. Frome                      758,625 (2)(5)    6.0
505 Park Avenue
New York, NY  10022

Paul L. McDermott                    641,994 (2)(6)    5.1
180 Maiden Lane
New York, NY  10038

Jeffrey S. Podell                    641,994 (2)(7)    5.1
70 East Sunrise Highway
Valley Stream, NY  11581

Donald W. Rowley                     382,350 (2)(8)    3.0

Mark E. Bloom                           -              -

All directors and officers as a    2,903,494 (9)      22.0
  group (9 persons)

   (1)Based upon a Statement on Schedule 13D filed with the Securities and Exchange Commission on February 9, 1990 and the sale of 500,000 shares of Common Stock to VX Capital Partners, L.P. ("VX") on October 18, 1991. VX, with the consent of Aeroflex Incorporated, has granted Norstar Bank presently exercisable options to purchase 250,000 shares of Common Stock at $3.00 per share (market price at date of grant was $.81) Mr. Michael Gorin, President of Aeroflex Incorporated, exercises voting power over the shares owned by Aeroflex Incorporated.

   (2)The shares of Common Stock were transferred to such individuals or entities in December 1994 pursuant to the liquidation of VX.

   (3)Includes presently exercisable options to purchase 90,000 shares. Mr. Bayern has been a Director of the Company since January 1992.

   (4)Includes presently exercisable options to purchase 190,000 shares. Does not include shares held by the Robert J. Eide Family Trust, for the benefit of his family of which Mr. Eide disclaims beneficial interest. Mr. Eide has been a Director of the Company since October 1991 and was Secretary of the Company from October 1991 to January 1992. Mr. Eide was named Chairman of the Board of the Company in April, 1994. Also includes 68,750 shares owned of record by an unaffiliated party, as to which Mr. Eide and two other individuals have an irrevocable proxy to vote.

   (5)Includes presently exercisable options to purchase 90,000 shares and 1,000 shares purchased by the minor daughter of Mr. Frome. Mr. Frome has been a Director of the Company since January 1992 and is a member of Olshan Grundman Frome & Rosenweig, which is general counsel to the Company.

   (6)Includes presently exercisable options to purchase 40,000 shares. Mr. McDermott has been a Director of the Company since January, 1992.

   (7)Includes presently exercisable options to purchase 40,000 shares. Mr. Podell has been a Director of the Company since January, 1992.

   (8)Includes presently exercisable options to purchase 200,000 shares and excludes options to purchase 200,000 shares which are not presently exercisable.

   (9)Includes presently exercisable options and warrants to purchase 510,000 shares.




ITEM THIRTEEN - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Robert L. Frome, a Director of the Company, is a member of the law firm of Olshan Grundman Frome & Rosenzweig, general counsel to the Company. Fees received from the Company by such firm during the fiscal year ended June 30, 1995 did not exceed 5% of such firm's or the Company's revenues.

         On April 18, 1994, the Company granted five year options to purchase Common Stock at $.50 per share to the following members of its Board of
Directors: Robert J. Eide - options to purchase 150,000 shares; Steven J. Bayern - options to purchase 50,000 shares; and Robert L. Frome - options to purchase 50,000 shares. The options were granted pursuant to a Board approved stock option plan. The adoption of the plan and issuance of the options were approved at the July 27, 1994 annual meeting of the shareholders. In addition, the Company recently entered into a three year management consulting agreement with Mr. Bayern pursuant to which he will receive $4,000 per month for his services.

         In connection with the Company's completion of an equity transaction in March, 1994, one investor, Henry Hackel, who purchased 500,000 shares and warrants received personal guarantees from certain partners of VX Capital Partners, L.P., all of whom are Directors of the Company and collectively constitute the majority of the Company's Board of Directors, that in the event of a loss from the sale of the shares, they will indemnify Mr. Hackel at any time through February 16, 1996. Mr. Hackel was the first investor in the equity transactions commenced in March 1994 and the guarantors agreed to provide the guarantees as an incentive for his participation in the equity transactions.
The guarantees have been mutually terminated by the parties thereto.

         On September 20, 1994 the Company's Board of Directors approved a bonus agreement for the Company's Chairman of the Board. The agreement provides for the Chairman to receive a bonus of 5% of the Company's net operating profits up to a maximum of $100,000 for the fiscal year ended June 30, 1995. No bonus payments will be made under this bonus agreement for such year.

                                     PART IV

ITEM FOURTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements

         See index to consolidated financial statements.

(b)      Form 8-K Reports

         No reports on Form 8-K were filed during the fourth quarter of fiscal 1995.

(c)      Exhibits

         3.1(a) Certificate of Incorporation (Exhibit 3(a) of Form S-18
                Registration Statement No. 33-7693-NY)

         3.1(b) Certificate of Incorporation, as amended (Exhibit 3.1(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 File No. 1-9263)

         3.1(c) Certificate of Amendment of the Certificate of Incorporation,

         3.2 By-Laws (Exhibit 3(b) of Form S-18 Registration Statement No. 33-7693-NY)

         4.1 Form of Investment Banking Warrants (Exhibit 4.1 to the Company's Quarterly Report on form 10-Q for the quarter ended March 31, 1994 File No. 33-7693)

         4.2 Form of Private Placement Warrants (Exhibit 4.2 to the Company's Quarterly Report on form 10-Q for the quarter ended March 31, 1994 File No. 33-7693)

         4.3 Warrant to Sterling Commercial Capital, Inc. (Exhibit 4.3 to the Company's Quarterly Report on form 10-Q for the quarter ended March 31, 1994 File No. 33-7693)

         10.1 Sublease Agreements between Registrant and VTX Associates dated December 1, 1985 (Exhibit 10(a) of Form S-18 Registration Statement No. 33-7693-NY)

         10.2 Assignment and Assumption Agreement dated June 30, 1986 between Registrant and VTX Associates (Exhibit 10(i) of Form S-18 Registration Statement No. 33-7693-NY)


         10.3 1989 Non-Qualified Stock Option Plan (Exhibit 10.12 of Annual Report on Form 10-K for the year ended June 30, 1990)

         10.4 1991 Stock Option Plan (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 File No. 1-9263)

         10.5 Accounts Receivable Agreement [Security Agreement] between Congress Financial Corporation and Vertex Electronics, Inc., filed as exhibit 10(a) on Form 8-K on December 31, 1992.

         10.6 Term Note of Vertex Electronics, Inc. dated December 31, 1992 in the principal amount of $1,500,000 in favor of Fleet Bank, filed as exhibit 10(b) on Form 8-K on December 31, 1992.

         10.7 Stock Purchase Agreement dated as of October 17, 1991 between VX Capital Partners, L.P. and VTX Electronics, Corp, incorporated by reference to exhibit 28(a) to the Registrant's Current Report on Form 8-K dated October 18, 1991.

         10.8 Warrant Agreement, dated as of October 17, 1991, between VX Capital Partners, L.P. and VTX Electronics Corp., incorporated by reference to exhibit 28(b) to the Registrant's Current Report on Form 8-K dated October 18, 1991

         10.9 Loan Agreement dated as of October 17, 1991 between Vertex Electronics, Inc. and VX Capital Partners, L.P., incorporated by reference to exhibit 28(c) to the Registrant's Current Report on Form 8-K dated October 18, 1991

         10.10 Guaranty, dated as of October 17, 1991, by VTX Electronics Corp. in favor of VX Capital Partners, L.P., incorporated by reference to exhibit 28(e) to the Registrant's Current Report on Form 8-K dated October 18, 1991

         10.11 Investment Banking Agreement with Chatfield Dean & Co., Inc. dated March 28, 1994 (Exhibit 10.1 to the Company's Quarterly Report on form 10-Q for the quarter ended March 31, 1994 File No. 33-7693)

         10.12 Employment Agreement with Donald W. Rowley, dated March 31, 1994. (Exhibit 10.2 to the Company's Quarterly Report on form 10-Q for the quarter ended March 31, 1994 File No. 33-7693)

         10.13 Loan Agreement dated March 31, 1994 between VTX Electronics Corp., Vertex Electronics Inc. and Sterling Commercial Capital, Inc. (Exhibit 10.3 to the Company's Quarterly Report on form 10-Q for the quarter ended March 31, 1994 File No. 33-7693)

         10.14 $1,200,000 promissory note, dated March 31, 1994 made by VTX Electronics Corp. and Vertex Electronics Inc. in favor of Sterling Commercial Capital, Inc. (Exhibit 10.4 to the Company's Quarterly Report on form 10-Q for the quarter ended March 31, 1994 File No. 33-7693)

         10.15  1994 Directors Stock Option Plan.

         21     Subsidiaries -
                        Name                             Place of Incorporation
                Vertex Technologies, Inc.                New York
                Vertex Electronics UK Ltd.               United Kingdom
                Vertex Data Systems, Inc.                Delaware (inactive)

*        23     Consent of Grant Thornton LLP, Independent Certified Public
                Accountants.


       *Filed herewith

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September, 1995.


                                                   VTX ELECTRONICS CORP.



                                                   By:     /s/ Robert J. Eide
                                                           ---------------------
                                                           Chairman of the Board

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 28, 1995 by the following persons in the capacities indicated:

/s/ Robert J. Eide                                  Chairman of the Board
----------------------
Robert J. Eide

/s/ Donald W. Rowley                                President and Director
----------------------
Donald W. Rowley

/s/ Steven J. Bayern                                Director
----------------------
Steven J. Bayern

/s/ Mark E. Bloom                                   Director
----------------------
Mark E. Bloom

/s/ Robert L. Frome                                 Director
----------------------
Robert L. Frome

/s/ Paul L. McDermott                               Director
----------------------
Paul L. McDermott

/s/ Jeffrey S. Podell                               Director
----------------------
Jeffrey S. Podell


/s/ Nicholas T. Hutzel                              Controller, Secretary and
----------------------
Nicholas T. Hutzel                                  Principal Accounting Officer

                          VTX ELECTRONICS CORP. AND SUBSIDIARIES


TABLE OF CONTENTS
-----------------
                                                                    Page
CONSOLIDATED FINANCIAL STATEMENTS:

   Report of Independent Certified Public Accountants                F-1

   Balance Sheets - June 30, 1995 and 1994                           F-2

   Statements of Operations - Years
     Ended June 30, 1995, 1994 and 1993                              F-3

   Statement of Changes in Stockholders'
     Equity - Years Ended June 30, 1995,
     1994 and 1993                                                   F-4

   Statements of Cash Flows - Years
     Ended June 30, 1995, 1994 and 1993                              F-5

   Notes to Consolidated Financial Statements                        F-6

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

     II.  Valuation and Qualifying Accounts                         F-21

                               REPORT OF INDEPENDENT CERTIFIED
                                     PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
   VTX Electronics Corp.



We have audited the accompanying consolidated balance sheets of VTX Electronics Corp. and Subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VTX Electronics Corp. and Subsidiaries as of June 30, 1995 and 1994 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

In connection with our audits of the consolidated financial statements referred to above, we have also audited Schedule II for each of the three in the period ended June 30, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




Grant Thornton LLP

Melville, New York
August 30, 1995

                          VTX ELECTRONICS CORP. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                    June 30,          June 30,
ASSETS                                                1995              1994
                                                  ------------      ------------

CURRENT ASSETS:
  Cash                                            $   583,388       $   593,438
  Accounts receivable, net of allowance for
   doubtful accounts of $154,000 and $394,000,
   in 1995 and 1994, respectively                   4,864,443         6,061,826
  Inventories, net                                  3,786,172         3,628,949
  Prepaid expenses and other current assets           463,518           308,191
                                                  ------------      ------------
  TOTAL CURRENT ASSETS                              9,697,521        10,592,404


PROPERTY, PLANT AND EQUIPMENT, net                  3,264,975         3,558,540


DEFERRED CHARGES AND OTHER ASSETS                     224,451           280,525
                                                  ------------      ------------

TOTAL ASSETS                                      $13,186,947       $14,431,469
                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current portion of long-term debt               $   158,954       $    75,815
  Accounts payable and accrued expenses             5,062,469         5,196,455
                                                  ------------      ------------
  TOTAL CURRENT LIABILITIES                         5,221,423         5,272,270

LONG-TERM DEBT                                      5,966,383         6,338,355

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY                          -               12,534

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $ .01 per
   share; authorized 5,000,000 shares;
   none issued                                           -                 -
  Common stock, par value $ .10 per
   share; authorized 40,000,000 shares;
   issued and outstanding 12,652,000
   and 11,837,500 shares in 1995
   and 1994, respectively                           1,265,200         1,183,750
  Paid-in capital                                   8,591,476         8,275,676
  Accumulated deficit                              (7,705,550)       (6,389,506)
  Notes receivable from officers                      (50,000)         (100,000)
  Deferred compensation                               (98,433)         (154,687)
  Cumulative translation adjustment                    (3,552)           (6,923)
                                                  ------------      ------------
  TOTAL STOCKHOLDERS' EQUITY                        1,999,141         2,808,310
                                                  ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $13,186,947       $14,431,469
                                                  ============      ============





    The accompanying notes are an integral part of these financial statements.

                        VTX ELECTRONICS CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Years Ended June 30,


                                          1995           1994          1993
                                       ------------   ------------  ------------
Net sales                              $34,472,386    $42,864,272   $49,406,815

Cost of goods sold                      27,311,037     33,490,460    39,934,940
                                       ------------   ------------  ------------
Gross profit                             7,161,349      9,373,812     9,471,875

Selling, general and
  administrative expenses                7,571,586     10,478,818    10,410,870

Restructuring charges                       91,000        939,000        -

Interest expense                           827,088        901,314     1,047,972

Foreign currency (gain) loss               (12,281)       (10,821)       68,961
                                       ------------    -----------   -----------
Loss before income taxes and
  extraordinary items                   (1,316,044)    (2,934,499)   (2,055,928)

Income tax benefit                           -               -          (26,000)
                                       ------------    -----------   -----------
Loss before extraordinary
  items                                 (1,316,044)    (2,934,499)   (2,029,928)

Extraordinary items
  Gain of $780,496 and $2,600,000 on
   extinguishment of debt in 1994 and
   1993, respectively, net of related
   expenses of $33,074 and $90,000,
   respectively, and income taxes of
   $188,400 in 1993                          -            747,422     2,321,600

  Utilization of net operating loss
   carryforward                              -               -          170,000
                                       ------------   ------------  ------------
Net income (loss)                      $(1,316,044)   $(2,187,077)  $   461,672
                                       ============   ============  ============
Income (loss) per share
  Loss before extraordinary items         ($.11)         ($.47)        ($.35)
  Extraordinary items                        -             .12           .43
                                          ------         ------        ------
   Net income (loss) per share            ($.11)         ($.35)         $.08
                                          ======         ======        ======


Weighted average number of shares
  outstanding                           12,264,985      6,239,417     5,777,548
                                        ==========      =========     =========






    The accompanying notes are an integral part of these financial statements.

                         VTX ELECTRONICS CORP. AND SUBSIDIARES
                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER' EQUITY
                         YEARS ENDED JUNE 30, 1995, 1994 AND 1993


                                                                                 Receivable                 Cumulative     Total
                                      Common Stock        Paid-in  Accumulated      From       Deferred     Translation Stockholder'
                                  Shares      Amount      Capital    deficit      Officers   Compensation   Adjustment     Equity
                                 ---------   --------   ----------  -----------  ---------  -------------   ----------   ----------
Balance, July 1 1992             5,187,500   $518,750   $5,199,628  ($4,664,101)                                         $1,054,277

Net Income                                                              461,672                                             461,672

Sale of common stock               100,000     10,000       90,000                                                          100,000

Notes receivable
   from officer                                                                  ($50,000)                                  (50,000)

Foreign translation adjustment                                                                                ( $14,419)    (14,419)

Balance, June 30, 1993           5,287,500    528,750    5,289,628   (4,202,429) ( 50,000)                    (  14,419)  1,551,530

Net Loss                                                             (2,187,077)                                         (2,187,077)

Issuance of common stock
  (net of related costs of
   $560,000)                     6,550,000    655,000    2,059,954                                                        2,714,954

Note receivable from officer                                                     ( 50,000)                                  (50,000)

Warrants issued to lender                                  175,781                                                          175,781

Warrants issued to officer                                  56,250                                                           56,250

Options granted to officers
  and directors                                            325,000                          ($168,750)                      156,250

Warrants and options granted
  to consultants                                           369,063                                                          369,063

Freign translation adjustment                                                                                    7,496        7,496

Amortization of deferred
  compensation                                                                                 14,063                        14,063

Balance, June 30, 1994          11,837,500  1,183,750    8,275,676   (6,389,506) (100,000)   (154,687)          (6,923)   2,808,310

Net loss                                                             (1,316,044)                                         (1,316,044)

Options exercised by employees      25,000      2,500                                                                         2,500

Debt conversion to stock           789,500     78,950      315,800                                                          394,750

Settlement on officers note                                                         50,000                                   50,000

Foreign translation adjustment                                                                                   3,371        3,371

Amortization of deferred
  compensation                                                                                 56,254                        56,254

Balance, June 30, 1995          12,652,000 $1,265,200   $8,591,476 ($7,705,550)   ($50,000)  ($98,433)         ($3,552)  $1,999,141













                         VTX ELECTRONICS CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Years Ended June 30,
                                                            1995            1994            1993
                                                        ------------    ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..................................     ($1,316,044)    ($2,187,077)     $  461,672
Adjustments to reconcile net income (loss) to net
 cash provided by/(used in) operating activities:
   Depreciation and amortization...................         543,848         668,803         623,711
   Provision for (recovery of) losses on accounts
    receivable.....................................        (107,000)        524,000         255,000
   Provision for slow moving and obsolete
    inventories....................................          65,000          83,749       1,200,000
   Non-cash compensation...........................          56,254         595,626            -
  Gain (loss) on sale of assets....................          (3,967)        (11,500)         19,824
  Deferred income tax benefit......................            -               -            (26,000)
  Gain on extinguishment of debt...................            -           (780,496)     (2,491,600)
  Changes in operating assets and liabilities:
   (Increase)/decrease in accounts receivable......       1,304,383       1,597,761        (797,698)
   (Increase)/decrease in inventories..............        (222,223)        753,851       1,647,898
   (Increase)/decrease in prepaid expenses and
    other current assets...........................        (155,327)         52,463         160,534
   (Increase)/decrease in deferred charges and
    other asset....................................         (69,785)          1,313        (404,800)
   Increase/(decrease) in accounts payable and
    accrued expenses...............................        (109,020)       (670,181)        587,500
                                                         -----------     -----------     -----------
   Net cash provided by/(used in) operating
    activities.....................................         (13,881)        628,312       1,236,041
                                                         -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures.............................        (126,957)        (31,552)       (591,768)
  Proceeds from sale of property, plant and
   equipment.......................................           6,500            -              7,000
                                                        ------------     -----------     -----------
   Net cash used in investing activities.........          (120,457)        (31,552)       (584,768)
                                                        ------------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowing under debt and loan agreements.........      38,847,289      69,046,381      59,402,253
  Debt repayments..................................     (38,700,978)    (71,742,018)    (60,000,516)
  Principal payments under capital leases..........         (40,394)       (110,260)       (244,751)
  Proceeds from officer note.......................          12,500
  Issuance of common stock and exercise of
   options/warrants, net...........................           2,500       2,714,954          50,000
                                                       -------------    ------------    ------------
   Net cash provided by/(used in) financing
    activities.....................................         120,917         (90,943)       (793,014)
                                                       -------------    ------------    ------------
Effects of exchange rate changes on cash...........           3,371           7,496         (14,419)
                                                       -------------    ------------    ------------
INCREASE/(DECREASE) IN CASH........................         (10,050)        513,313        (156,160)

CASH at beginning of year..........................         593,438          80,125         236,285
                                                       -------------    ------------    ------------
CASH at end of year................................    $    583,388     $   593,438     $    80,125
                                                       =============    ============    ============
Supplemental Disclosures of Cash Flow Information:

Cash paid for:
  Interest                                              $   817,237     $   922,035     $ 1,104,499
                                                        ===========     ===========     ===========
  Income taxes                                          $      -        $    11,123     $    68,822
                                                        ===========     ===========     ===========

      The accompanying notes are an integral part of these financial statements.

                          VTX ELECTRONICS CORP. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1995, 1994 AND 1993


1.      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a. General - VTX Electronics Corp. and subsidiaries (the "Company") operate primarily in one business segment - distribution and assembly of electronic wire, cable and related products used primarily for data communication. The consolidated financial statements include the accounts of VTX Electronics Corp. and its wholly-owned subsidiaries, Vertex Technologies, Inc., Vertex Data Systems, Inc. [inactive] and its foreign subsidiary, Vertex Electronics UK, LTD. All significant intercompany transactions and balances have been eliminated in consolidation.

        The Company had losses before extraordinary items of $1,316,044, $2,934,499 and $2,029,928 for the years ended June 30, 1995, 1994 and
        1993, respectively. Sales during fiscal 1995 were negatively impacted due to tight industry supply of certain cable and wire items and lost sales from related items without the "pull through" effect of the items in tight supply. The tight supply situation has stabilized and should improve through 1996. In addition, turnover of sales personnel and recently hired sales personnel learning the Company's operation had a further negative impact on sales. Management has increased efforts to hire and train new sales personnel.

        Management's plans to continue operating the Company include generating sufficient cash flows from operations, primarily through the timely liquidation of receivables and careful management of inventory purchases, including the respective payments thereof. In addition, the Company completed a financial reorganization and operational restructuring during the year ended June 30, 1995, which commenced in fiscal 1994. The financial reorganization included the satisfaction of certain lender obligations at a discount during fiscal 1994, and the amendment of a long-term revolving credit facility, which was extended to December 31, 1997, as described in Note 6a. The operational restructuring included the discontinuance of certain product lines, closing of certain branch operations and the termination of certain employees (Note 2). Management believes that the restructuring will position the Company toward profitable growth in margins as a result of greater specialization and purchasing leverage, and by reducing corporate overhead. Management believes that current levels of working capital ($4,476,098 at June 30, 1995) including cash balances of $583,388 and excess cash availability of approximately $502,000 from its revolving credit facility at June 30, 1995 (Note 6a), will be adequate to fund operations for the next fiscal year.

    b. Inventories - Inventories, consisting principally of products held for sale, are stated at the lower of cost (first-in, first-out method) or market.

    c. Property, Plant and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation and amortization computed on a straight-line basis over the estimated useful lives of the respective assets. Building improvements are amortized over the useful life of the improvement. Expenditures for maintenance, repairs and betterments which do not materially extend the useful lives of the assets are charged to operations as incurred. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

                      VTX ELECTRONICS CORP. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1995, 1994 AND 1993


    d. Revenue Recognition - The Company recognizes revenue on the date the product is shipped to the customer.

    e. Deferred Costs - Costs incurred in connection with debt refinancing consisting primarily of loan origination fees, broker's commission, legal and other fees have been capitalized and are being amortized on a straight-line basis over the term of the loans. Amounts of refinancing costs deferred at June 30, 1995 and 1994 were $171,400 and $202,100, respectively.

    f. Income Taxes - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109. "Accounting for Income Taxes", as of July 1, 1993. SFAS No. 109 requires an asset/liability approach for financial accounting and reporting for income taxes.

    g. Income (Loss) Per Share - The weighted average shares outstanding include common shares outstanding and common equivalent shares attributable to outstanding stock options and warrants, if dilutive. The income (loss) per share amounts are computed by dividing the net income or (loss) for each year by the weighted average number of common and common equivalent shares (if dilutive) outstanding during the period. The weighted average number of shares outstanding includes common stock equivalents of 555,527 for the year ended June 30, 1993. For the years ended June 30, 1995 and 1994, the outstanding options and warrants were not considered in the determination of the Company's net loss per share as their effect was antidilutive.

    h. Foreign Currency Translation and Transactions - Assets and liabilities of the Company's foreign subsidiary are translated at year-end exchange rates. Results of operations are translated using the average exchange rates prevailing throughout the year. Exchange rate changes arising from translation are included in the cumulative translation component of stockholders' equity. Gains and losses from foreign currency transactions are included in the net income (loss) for the year.

    i. Reclassification - Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

2.  RESTRUCTURING CHARGES

    The consolidated statements of operations for the years ended June 30, 1995 and 1994 reflect the costs of a fiscal 1994 restructuring plan designed to realign the Company's corporate headquarters and field operations to increase its overall profitability through the closing of certain branches, the elimination of certain marginally profitable product lines and the disposal of certain assets. The fiscal 1994 restructuring charge of $939,000 consisted of provisions for termination of certain employment contracts, employee severance and benefit settlements of $264,000, inventory write-downs for discontinued product lines of $321,000, and the abandonment of leased facilities, equipment and other assets of $354,000. Additional costs of $91,000 associated with the Company's restructuring effort were incurred in fiscal 1995. Such costs were primarily associated with final settlements reached in fiscal 1995 for the termination of certain employment contracts, employee severance and benefit arrangements, as well as additional related legal fees associated therewith. As of June 30, 1995, approximately $127,000 of restructuring charges remain payable in accordance with the terms of such settlements.

                         VTX ELECTRONICS CORP. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1995, 1994 AND 1993



3.     INVENTORIES

       The Company has recorded a reserve for obsolete and slow-moving inventory following a review of inventory levels of certain product lines and an evaluation of the inventory based on changes in technology and markets. As of June 30, 1995 and 1994, the reserve was approximately $535,000 and $903,000, respectively.


4.     PROPERTY, PLANT AND EQUIPMENT, NET

       Property, plant and equipment, net, consist of the following:

                                        Asset
                                        lives                June 30,
                                       (years)        1995              1994
                                                   ----------       ----------
        Land                             --        $  545,776       $  545,776
        Building and building
          improvements                   30         2,569,947        2,547,450
        Machinery and equipment          10         1,637,227        1,610,963
        Furniture and fixtures         5-10         2,077,904        1,999,709
        Vehicles                          4            26,798           55,918
                                                    ---------        ---------
                                                    6,857,652        6,759,816
        Less accumulated depreciation
        and amortization                            3,592,677        3,201,276
                                                   ----------       ----------
                                                   $3,264,975       $3,558,540
                                                   ==========       ==========

        Depreciation and amortization of property, plant and equipment was $418,464, $490,362, and $484,053 for the years ended June 30, 1995,
        1994 and 1993, respectively.



5.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of the following:

                                                                June 30,
                                                      1995               1994
                                                   ----------         ----------
        Accounts payable                           $4,463,076         $3,490,787
        Accrued payroll and commissions               248,796            347,799
        Other accrued expenses                        350,597          1,357,869
                                                   ----------         ----------
                                                   $5,062,469         $5,196,455
                                                   ==========         ==========

                          VTX ELECTRONICS CORP. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1995, 1994 AND 1993



6.      LONG-TERM DEBT


        Long-term debt consists of the following:
                                                                 June 30,
                                                            1995         1994
                                                         -----------  ----------
        Revolving asset-based loan (a)                   $ 4,903,805  $4,713,180
        First mortgage loan, net of imputed interest (b) 1,025,741 1,024,496 Subordinated mortgage loan, net of imputed
         interest (b)                                         31,649      77,208
        Machinery and equipment loan (c)                     105,250     500,000
        Capitalized lease obligations (d)                     58,892      99,286
                                                         -----------   ---------
                                                           6,125,337   6,414,170

        Less current portion of long-term debt               158,954      75,815
                                                         -----------  ----------
                                                         $ 5,966,383  $6,338,355
                                                         ===========  ==========

    a. On December 31, 1992, the Company entered into a three-year long-term revolving credit facility, providing a maximum availability of $12,500,000, which replaced a $10,900,000 revolving asset-based loan facility (which had an outstanding balance of approximately $10,100,000), and restructured a $2,000,000 asset-based term loan. The Company satisfied these outstanding obligations aggregating $12,100,000 by paying approximately $8,000,000 and converting $1,500,000 to a new subordinated term loan collateralized by a second mortgage on its corporate headquarters. The balance of $2,600,000 was forgiven and recorded as an extraordinary gain net of related expenses in the consolidated statement of operations for the year ended June 30, 1993. In connection with this financing, the Company incurred in fiscal 1993 costs approximating $405,000 which have been accounted for as deferred charges and are being amortized through December 31, 1995. On February 10, 1995, this credit facility was amended to: (i) extend the expiration date to December 31, 1997, (ii) reduce the maximum availability from $12,500,000 to $10,000,000, and (iii) provide for termination fees as a result of default or early termination of 2%, 1% and .5% of the maximum credit if such termination occurs before December 31, 1995, December 31, 1996 or December 31, 1997, respectively. In connection with this financing amendment, the Company incurred in fiscal 1995 costs approximating $80,000, which have been accounted for as deferred charges and are being amortized through December 31, 1997. Under the terms of the credit facility, the Company is required to pay interest at prime plus 2 3/4% and a commitment fee of 1/2% per annum on the daily average unused portion of the credit. Under the terms of the agreement, borrowings are limited to 80% of eligible accounts receivable (constituting those amounts outstanding 90 days or less) and 50% of eligible accounts receivable outstanding between 91 and 120 days, and 40% of regular inventories and 20% of slow moving inventory. As of June 30, 1995 and 1994, the Company had $5,406,000 and $5,513,000
        availability under the eligibility terms of the facility, of which $4,903,805 and $4,713,180 was outstanding on such dates, respectively. This loan is collateralized by substantially all of the assets of the Company not otherwise collateralized. In connection with its revolving credit facility, the Company is subject to restrictive covenants which impose certain limitations with respect to the Company's incurrence of

                          VTX ELECTRONICS CORP. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1995, 1994 AND 1993



        indebtedness, capital expenditures, creation or recurrence of liens, declaration or payment of dividends or other distributions, mergers, consolidations and sales or purchases of substantial assets. In general, the Company is not allowed to incur further indebtedness or create additional liens on its assets except for unsecured current liabilities incurred in the ordinary course of business or liabilities incurred in the ordinary course of business secured by purchase money security interest not to exceed an aggregate of $750,000. The Company is not allowed to make loans or investments or provide guarantees or to prepay indebtedness. The Company is prohibited from paying dividends and may not enter into a merger, consolidation or sale of all or substantially all of its assets. Additionally, the Company is required to maintain consolidated net worth of not less than $750,000 and to maintain consolidated working capital, defined as current assets less current liabilities and debt outstanding under the credit facility, of not less than a negative $1.5 million.

    b. On March 31, 1994, the Company satisfied its subordinated asset-based term loans and the Industrial Development Agency Bonds aggregating $2,080,496 on such date with the $1,200,000 proceeds from a first mortgage loan and the issuance of a $100,000 non-interest bearing subordinated mortgage loan payable in 24 monthly installments of $4,167 each commencing March 31, 1994. As a result of this debt refinancing, the Company recorded an extraordinary gain of $747,422 in the consolidated statement of operations for the year ended June 30, 1994 net of related expenses of $33,074.

       The first mortgage loan is with a group of lenders, and is payable over five years in monthly installments of $15,980, inclusive of principal and interest at 14%, commencing May 1, 1994, with a final installment of principal of $1,033,183 payable on April 1, 1999 and collateralized by a first mortgage lien on the Company's corporate headquarters. In connection with such loan, the Company issued to one of the lenders 250,000 common stock purchase warrants exercisable on or before March 31, 2001 at an exercise price at $.50 per share. A portion of the proceeds of the loan has been allocated to the warrants based on the Company's Board of Directors' assessment of their fair value at the time of issuance ($.70 per share). For financial statement purposes, the fair value ascribed to the warrants of $175,781 has been deducted from the proceeds of the mortgage loan as additional interest expense and is being amortized over the term of the mortgage to yield an effective interest rate of approximately 20% per annum. The loans have prepayment penalties which are calculated as a percentage of the prepayment amount. The percentage is determined based upon the date of payment as follows:

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

                          VTX ELECTRONICS CORP. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1995, 1994 AND 1993



   c. On October 18, 1991, the Company received $500,000 in cash from an unaffiliated investor group in exchange for a mortgage on certain machinery and equipment. Concurrently, such investor group acquired a 50.6% interest in the then outstanding issued common stock of the Company for $1,000,000 (or $.40 per-share) and was granted a five-year warrant to purchase 1,000,000 shares of the Company's common stock for $.50 per-share. As described in Note 8n below, such warrants were fully exercised in June 1994. The loan, which bears interest at the rate of 1-1/4% above the prime lending rate (9.00% and 6.75% at June 30 1995 and 1994, respectively), was originally due on September 30, 1994; however, on April 25, 1994, such due date was extended to September 30, 1995.
        On December 19, 1994; however, the Company extinguished $394,750 of the $500,000 loan balance in exchange for 789,500 shares of the Company's common stock. The Company's Board of Directors and management believe based upon a fairness opinion rendered by an independent investment banking firm and other analysis, that the fair value of the shares exchanged was equal to the carrying amount of the converted portion of the loan. The fairness opinion stated that the exchange was fair to the stockholders of the Company from a financial point of view. The remaining $105,250 principal balance of the loan has an amended due date of March 31, 1996. All other terms remain unchanged.

   d. The Company leases its telephone system under agreements accounted for as capital leases. The obligation for the telephone system requires the Company to make monthly payments of $1,963 through December 1997.

   The following is a summary of the aggregate annual maturities of long-term debt and capitalized lease obligations:
                                                  Capitalized
                                      Long-term      lease
            Year ending June 30:          debt    obligation      Total
                                      ----------  -----------  -----------
                            1996      $  135,398  $    23,556  $   158,954
                            1997            -          23,556       23,556
                            1998       4,897,864       11,780    4,909,644
                            1999       1,033,183         -       1,033,183
                                      ----------  -----------  -----------
                                      $6,066,445  $    58,892  $ 6,125,337
                                      ==========  ===========  ===========

7.  RELATED PARTY TRANSACTIONS

    A Director of the Company is a member of the law firm which serves as general counsel to the Company. The Company was billed $87,000, $338,000 and $183,000 for legal services rendered by such law firm during fiscal 1995, 1994 and 1993, respectively, of which $47,000, $183,000 and $81,000 is included in accounts payable and accrued expenses as of June 30, 1995, 1994 and 1993, respectively.

                          VTX ELECTRONICS CORP. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1995, 1994 AND 1993



8.     EQUITY TRANSACTIONS

   a. In 1989, the Company's Board of Directors approved a non-qualified five-year stock option plan under which key employees could be granted options to purchase up to an aggregate 115,000 shares of the Company's common stock at an option price of $ .10 per share. Under the terms of this plan, options that were cancelled could not be re-issued. During fiscal 1995 and 1993, 10,000 options were cancelled. In April 1994, the plan expired. During fiscal 1995, 25,000 options were exercised. As of June 30, 1995, options to purchase 12,500 shares of the Company's common stock remain outstanding. These options are held by two ex-employees of the Company who exercised such options prior to termination of their employment with the Company. The Company has not issued stock certificates for the exercise of such options because of certain disputes between the Company and such ex-employees relating to their prior employment with the Company. The Company can not presently determine whether or not the shares underlying such options will be issued to such ex-employees.

   b. In January 1992, the Company's Board of Directors and stockholders approved the 1991 Incentive and Non-Qualified Stock Option Plan (the "Plan"), under which current and perspective employees may be granted options to purchase an aggregate of 500,000 shares of the Company's common stock. The Plan is administered by a committee consisting of three members of the Board of Directors. The committee designates which options granted under the Plan are Incentive Options and which are Non-Qualified Options. The option price may not be less than the fair market value on the date of grant with exceptions required by the Internal Revenue Code of 1986, as amended, with respect to incentive stock options. The shares vest one-third each over three years of employment following the date of grant of the option. None of the options issued have been exercised. Under the terms the Plan, options that are cancelled may be reissued. At June 30, 1995, an aggregate of 472,500 options remain available for grant under the Plan.

            The following is a summary of the activity of the Plan:

            Stock options               Shares         Price per share
            -----------------------    ---------       ----------------
            Balance at July 1, 1992      70,000         $1.25  -  $1.63

            Granted                     290,000         $1.00  -  $1.13
            Cancelled                   (82,500)        $1.13  -  $1.63
                                       ---------       ----------------
            Balance at June 30, 1993    277,500         $1.00  -  $1.13

            Cancelled                  (155,000)        $1.00  -  $1.13
                                       ---------       ----------------
            Balance at June 30, 1994    122,500              $1.13

            Cancelled                   (95,000)             $1.13
                                       ---------       ----------------
            Balance at June 30, 1995     27,500              $1.13
                                       =========       ================

                          VTX ELECTRONICS CORP. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1995, 1994 AND 1993



   c. In April 1992, the Company's Board of Directors authorized and issued options to purchase an aggregate of 150,000 shares of common stock to the members of the Board of Directors at a price of $1.25 per share (the fair market value at date of grant) which options expire on May 1, 1997. No options have been exercised to date. During fiscal 1995, 20,000 options were cancelled upon resignation of a director. As of June 30, 1995, options to purchase 130,000 shares of the Company's common stock remain outstanding.

   d. In January 1993, the Company's Board of Directors authorized and issued options to purchase an aggregate of 150,000 shares of the common stock to the members of the Board of Directors at a price of $1.13 per share (the fair market value at date of grant) which options expire on January 4, 1998. No options have been exercised to date. During fiscal 1995, 20,000 options were cancelled upon resignation of a director. As of June 30, 1995, options to purchase 130,000 shares of common stock are currently outstanding.

   e. On February 25, 1993, an officer of the Company purchased 100,000 shares of the Company's common stock for $100,000 (representing the fair market value at date of purchase) of which $50,000 was paid in cash and $50,000 in a 6% three-year promissory note. The interest on this note was payable quarterly and the principal of $50,000 was due on February 25, 1996. During fiscal 1995, such note was settled for $12,500 and the balance was written off.

   f. On March 4, 1994, the Company completed a series of equity transactions whereby the Company sold 2,000,000 shares of its common stock together with 2,000,000 common stock purchase warrants for a total of $1,000,000. Each warrant entitles the holder to purchase one share of common stock for $.50 per-share. As described in Note 8n below, such warrants were fully exercised in June 1994. One investor who purchased 500,000 shares received personal guarantees from members of the Company's Board of Directors that in the event the investor would sustain loss from the sales of the shares (including the shares obtained through the exercise of the warrants) such directors will indemnify the investor at any time through February 16, 1996. Should the guarantors have to perform under the terms of the guarantee, the ownership interest in the shares will transfer to the guarantors. During fiscal 1995, such guarantees were mutually terminated by the parties thereto.

   g. On March 28, 1994, pursuant to a consulting/investment banking agreement with an underwriter (Note 10b), the Company issued warrants to purchase 350,000 shares of its common stock at an exercise price of $1.25 per-share (which was not less than the fair market value on such date).
        Such warrants are fully exercisable and expire five years from date of grant.

                      VTX ELECTRONICS CORP. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995, 1994 AND 1993




   h. On March 31, 1994, pursuant to an employment agreement (Note 10a), the Company's president purchased 100,000 shares of the Company's common stock for $.50 per-share, representing an amount less than the unadjusted quoted market price of the stock on such date. Consequently, the Company recognized compensation expense in the amount of $56,250 for the year ended June 30, 1994 representing the difference between the unadjusted quoted market price of the stock on such date and the price payable per-share. The shares were purchased by the president with a $50,000 non-interest bearing, non-recourse note collateralized by the shares issued.

   i. In March 1994, pursuant to an employment agreement, the Company's president was granted an option to purchase 300,000 shares of the Company's common stock at an exercise price of $.50 per-share, representing an amount less than the unadjusted quoted market price of the stock on such date. The options become exercisable at the rate of one-third on each successive anniversary date over three years. Consequently, the Company recorded unearned compensation in the amount of $168,750, which will be recognized as compensation expense ratably over the employment period of three years: $56,254 and $14,063 have been amortized as compensation expense during fiscal 1995 and 1994, respectively. The option expires five years after the date on which the options become exercisable.

   j. On March 31, 1994, in connection with a mortgage refinancing (Note 6b), the Company issued 250,000 common stock purchase warrants exercisable on or before March 31, 2001 at an exercise price of $.50 per share.

   k. On April 6, 1994, the Company completed additional equity transactions by selling 500,000 shares of its common stock together with 500,000 common stock purchase warrants for a total of $250,000. Each warrant entitles the holder to purchase one share of common stock for $.50 per-share. As described in Note 8n below, such warrants were fully exercised in June 1994.

   l. On April 18, 1994, the Company's Board of Directors adopted the 1994 Directors Stock Option Plan. This plan is intended to assist the Company in securing and retaining directors by allowing them to participate in the ownership and growth of the Company through the grant of stock options. The persons eligible for the 1994 Directors Stock Option Plan are any director who is not a full or part-time employee of
        the Company ("Eligible Director").   The granting of options will give
        the Eligible Directors an additional inducement to remain with the Company and will provide them with an increased incentive to work toward the Company's success.

        The 1994 Directors Stock Option Plan provides for the issuance of up to 600,000 shares of common stock. The plan is administered by a committee composed of two or more "disinterested" directors of the Company ("Stock Option Committee"). The Stock Option Committee has full power and authority to designate recipients of the options and to determine the terms and conditions of option agreements. Each option generally vests ratably over a three-year period provided such individual continues to serve as a director of the Company, unless such individual no longer serves as a result of his death or disability, in which case the option immediately vests.
                                            F-14

                          VTX ELECTRONICS CORP. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1995, 1994 AND 1993



        On April 18, 1994, three directors of the Company were granted fully exercisable options under this plan to purchase an aggregate of 250,000 shares of the Company's common stock for a five year period at an exercise price of $.50 per-share representing an amount less than the unadjusted quoted market price of the stock on such date. Consequently, the Company recognized compensation expense in the amount of $156,250 for the year ended June 30, 1994 representing the difference between the unadjusted quoted market price of the stock on such date and the price payable per share.

   m. During November 1993 and April 1994, the Company issued options to purchase 250,000 shares of common stock at $1.25 per share (100,000 options vested immediately and the remaining options vested at the rate of 12,500 each month beginning November 1993) and warrants to purchase 468,750 shares of common stock at $.50 per share to consultants for services provided to the Company. In connection with these issuances, the Company recognized compensation expense in the amount of $369,063 for the year ended June 30, 1994, representing the estimated relative fair market value of the options ($.07 per share) and warrants ($.75 per share) on the dates of such issuance as determined by the Company's Board of Directors. As described in Note 8n below, 450,000 of such warrants were exercised in June 1994. The 18,750 unexercised warrants expired during fiscal 1995. The options expire five years from the date of issuance and, as of June 30, 1995, such options are fully exercisable.

   n. In June 1994, the Company completed the registration of 3,950,000 shares of its common stock underlying outstanding common stock purchase warrants. The Company did not receive any of the proceeds from the sale of the common stock sold by the selling shareholders. However, the Company did receive $1,415,000 representing the net proceeds from the exercise of common stock purchase warrants ($1,975,000 in gross proceeds).

   o. On December 19, 1994, the Company issued 789,500 shares of its common stock to extinguish $394,750 of debt (Note 6c).

   p. On March 31, 1995, the Company issued stock options to the Company's president to purchase 100,000 shares of common stock at an exercise price of $.50 per share (which amount was not less than the fair market value at the date of grant). Such options are fully exercisable and expire on March 31, 2000. As described in Note 10a below, such options were granted in conjunction with the president's employment contract.

                     VTX ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1995, 1994 AND 1993



   q. The following information summarizes options and warrants at June 30, 1995:

                                      Reserved                        Range of
                                        for                           exercise
            Stock plan                issuance    Issued  Exercisable   price
       --------------------------     --------   -------- ----------- --------
       Options - 1989 Employees           -        12,500     12,500     $.10
       Options - 1991 Employees        500,000     27,500     20,833    $1.13
       Options - 1992 Directors        150,000    130,000    130,000    $1.25
       Options - 1993 Directors        150,000    130,000    130,000    $1.13
       Options - 1994 President's
                  Issuance             300,000    300,000    100,000     $.50
       Options - 1994 Directors        600,000    250,000    250,000     $.50
       Options - 1994 Consultants      250,000    250,000    250,000    $1.25
       Warrants - 1994 Consultants     350,000    350,000    350,000    $1.25
       Warrants - 1994 Debt Agreement  250,000    250,000    250,000     $.50
       Options - 1995 President's
                  Issuance             100,000    100,000    100,000     $.50
                                     ---------  ---------  ---------  ----------
                                     2,650,000  1,800,000  1,593,333  $.10-$1.25
                                     =========  =========  =========  ==========


9.     INCOME TAXES

       As a result of the Company's fiscal 1995 and 1994 losses and inability to realize tax benefits, the Company recorded no tax benefit for the years ended June 30, 1995 and 1994.

       Income tax provision (benefit) for the year ended June 30, 1993 consisted of the following:

                                                  1993
                                              ----------
                   Current:
                   Federal                    $    -
                   State                         18,400
                                              ----------
                                                 18,400
                   Deferred                     (26,000)
                                              ----------
                                              ($  7,600)
                                              ==========



       Deferred taxes recorded in prior years have either reversed or have been eliminated by the recognition of net operating losses.

                          VTX ELECTRONICS CORP. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1995, 1994 AND 1993



   Reconciliation between actual income tax (benefit) and the amount computed by applying the statutory Federal income tax rate to the loss before taxes is as follows:

                                              1995        1994         1993
                                           ----------  ----------   ----------
       Tax expense (benefit) at statutory
        federal income tax rates.........  ($447,455)  ($743,580)    $154,400
       State income taxes, net of
        federal income tax benefit.......       -           -          34,000
       Reversal of deferred tax
        liability........................       -           -         (26,000)
       Utilization of net operating loss
        carryforward.....................       -           -        (170,000)
       Respective years' net operating
        loss not currently utilizable....    447,455     743,580         -
                                           ----------  ----------   ----------
                                            $  -0-      $  -0-      ($  7,600)
                                           ==========  ==========   ==========



    The tax effect of temporary differences and loss carryforwards giving rise to deferred tax (assets) and liabilities are as follows:

                                                              June 30,
                                                     ---------------------------
                                                         1995          1994
                                                     ------------   ------------
         Net operating loss carryforwards........... $(2,562,000)   $(1,666,000)

         Other deferred assets:
          Allowance for bad debts...................     (87,000)      (150,000)
          Inventory reserves........................    (203,000)      (343,000)
          Inventory capitalization..................     (70,000)       (74,000)
          Other deferred assets.....................    (300,000)      (223,000)
                                                     ------------   ------------
         Gross deferred tax (asset).................  (3,222,000)    (2,456,000)

         Depreciation (deferred liability)..........     271,000        242,000
                                                     ------------   ------------
         Net deferred tax (asset)...................  (2,951,000)    (2,214,000)

         Deferred tax asset valuation allowance.....   2,951,000      2,214,000
                                                     ------------   ------------
         Net deferred tax asset..................... $     -0-      $     -0-
                                                     ============   ============


    The Company anticipates that for the foreseeable future it will continue to be required to provide a 100% valuation allowance for the tax benefit of its net operating loss carryforwards and temporary differences.

    At June 30, 1995, the Company has net operating losses available to carryforward of approximately $6,742,000 for tax purposes. Such net operating loss carryforwards expire through fiscal year 2010. No benefit has been recorded for such loss carryforwards since realization cannot be assured.

                        VTX ELECTRONICS CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995, 1994 AND 1993



    The Company's use of its net operating loss carryforward is limited as the Company is deemed to have undergone an "ownership change", as defined in the Internal Revenue Code Sec. 382, during the fiscal years ended June 30, 1992 and June 30, 1994. In connection with such net operating loss limitation, the Company must obtain a fair valuation of the Company as of the date of the ownership change. Based upon the Company's estimates of fair value, approximately $3,504,000 of the Company's total net operating loss of $6,742,000 is limited, pursuant to Internal Revenue Sec. 382, to approximately $715,000 annually during the carryforward period.


10. COMMITMENTS AND CONTINGENCIES

    a. Employment agreement

    On March 31, 1994, the Company entered into an employment agreement with its newly appointed president which requires total annual minimum compensation of $200,000 through March 1997 plus an annual bonus based on a percentage of specified levels of achieved net profits. In addition, the Company's president deposited $50,000 with a lender as cash collateral for a portion of a loan made to an entity the president previously served as an officer and director. The Company had agreed, pursuant to the employment agreement, to purchase such cash collateral from its president for $50,000 in the event such cash collateral was not released by March 31, 1995 and, in turn, the president had agreed to assign to the Company his rights and privileges with respect to such cash collateral. At March 31, 1995, however, the Company was released from this guarantee obligation by the president. Contemporaneous with the release, the Company issued to the president stock options to purchase 100,000 shares of the Company's common stock at $.50 per share (Note 8p).


    b. Consulting Agreements

    Under the terms of a nonexclusive consulting/investment banking agreement, the Company is obligated to pay an underwriter $4,115 per month for 24 months which commenced in April 1995 for consulting services related to investment banking and finance services.

    Effective April 1, 1994, the Company entered into a three-year consulting agreement with a director for financial/management services. Under the terms of the agreement, the director receives $4,000 per-month.

                        VTX ELECTRONICS CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1995, 1994 AND 1993



       c. Leases

       The Company's minimum annual lease commitments under noncancellable operating leases for premises at June 30, 1995 are as follows:

         Year ending June 30:
                               1996         $  435,447
                               1997            343,642
                               1998            119,434
                               1999             51,317
                               2000             25,658
                                            ----------
                                            $  975,498
                                            ==========
       Rent expense, including related real estate taxes and other operating charges, was approximately $429,230, $541,691 and $736,156 for the years ended June 30, 1995, 1994 and 1993, respectively.


11. MAJOR CUSTOMER AND VENDORS

    During fiscal 1995, 1994 and 1993, one customer accounted for 14.7%, 16.3% and 11.4%, respectively, of the net sales of the Company. During fiscal 1995, one vendor accounted for 15.7% of the Company's product purchases. During fiscal 1994, two vendors accounted for 10.8% and 12.1% of the Company's product purchases. During fiscal 1993, two vendors accounted for 15.3% and 10.1% of the Company's product purchases. Although the Company believes that it may be able to obtain competitive products of comparable quality from other suppliers, the loss of certain suppliers could have an adverse impact of operations.


12. UNITED KINGDOM OPERATIONS

    The United Kingdom subsidiary was 80% owned by the Company. On January 10, 1995, VTX Electronics Corp. purchased the 20% minority shareholder interest in Vertex Electronics UK, LTD for approximately $8,400.


13. EMPLOYEE PENSION, BONUS AND STOCK OWNERSHIP PLANS

    a. Multi-Employer Pension Plan

    The Company participates in a multi-employer, union-sponsored pension plan covering all union employees pursuant to a negotiated labor contract. Pension expense for the defined contribution plan for the years ended June 30, 1995, 1994 and 1993 was $61,059, $81,771 and $92,705, respectively. In the event of the Company's withdrawal from the multi-employer, union sponsored plan, the Company could be liable for a portion of the plans underfunding, if any.

                     VTX ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1995, 1994 AND 1993



   b. Bonus Plan

   A bonus plan was adopted with respect to fiscal 1993, 1994 and 1995. The plan provides additional compensation to senior management employees of the Company based on the achievement of specified amounts of pre-tax profits, as determined by the Chief Executive Officer with the approval of the Executive Committee of the Board of Directors. No bonuses were awarded for the fiscal years ended June 30, 1995, 1994 and 1993.

   c. Employee Stock Ownership Plan

   In January 1989, the Company began an Employee Stock Ownership Plan (the "Plan"). In October 1993, such plan was cancelled and the assets were distributed as stock to the Company. There were no contributions for the years ended June 30, 1994 and 1993. The Plan covered substantially all employees not covered by collective bargaining agreements and who met certain service requirements. The annual contribution to the Plan was discretionary as determined by the Company's Board of Directors. In April 1995, the underlying stock was sold and distributed to the plan holders.



14. SUBSEQUENT EVENT

    On August 24, 1995, the Company signed a letter of intent in principal to merge with CPI Aerostructures, Inc. ("CPI"), a publicly-traded company in the commercial/military aircraft business. Under the terms of the letter, shares of the Company's common stock will be converted into shares of CPI common stock at a conversion rate of one share of CPI common stock for three shares of the Company's common stock, as adjusted for a price guarantee.
    The agreement may be terminated by the mutual consent of both parties or if a definitive Merger Agreement has not been executed by October 15, 1995. In the event either party unilaterally terminates the letter of intent, the terminating party shall pay to the other party an amount equal to all of the expenses incurred by the other party in connection with the contemplated transaction, up to a maximum of $150,000 in the aggregate, plus a break-up fee of $250,000. The merger plan is subject to the negotiation and execution of a definitive acquisition agreement, approval of the respective Board of Directors and stockholder's of the Company and CPI, and consent of lenders, to the extent required. Subsequent to the signing of the letter of intent, certain developments have occurred that may preclude completion of the transaction.

                        VTX ELECTRONICS CORP. AND SUBSIDIARIES
                    SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS




                                         Additions
                            Balance,     Charged to                   Balance,
                           Beginning      Costs and                    End of
Description                 of Year       Expenses     Deductions      Year
-------------------------  ---------     ----------    ----------     --------

Year ended June 30, 1995:
  Allowance for doubtful                                $133,000(A)
  accounts                  $394,000      $   -         $107,000(D)   $154,000


  Allowance for slow-moving
  and obsolete inventories  $903,000      $ 65,000      $433,000(B)   $535,000

Year ended June 30, 1994:
  Allowance for doubtful
  accounts                  $216,000      $524,000      $346,000(A)   $394,000

  Allowance for slow-moving                $84,000
  and obsolete inventories  $641,000      $178,000(C)      -          $903,000

Year ended June 30, 1993:
  Allowance for doubtful
  accounts                  $311,000      $255,000      $350,000(A)   $216,000

  Allowance for slow-moving
  and obsolete inventories  $822,000    $1,200,000    $1,381,000(B)   $641,000




(A)    Net write-offs of uncollectible amounts.
(B)    Inventory returned to vendor or liquidated.
(C)    Inventory written down due to restructuring.
(D)    Net recovery of losses on accounts receivable.