Form 10-Q
period 1995-09-30
VTX ELECTRONICS CORP
filed 1995-11-14
CIK 798438

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                  FORM 10-Q


           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For The Quarterly Period Ended September 30, 1995
                        Commission File Number 33-7693

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


    Registrant's telephone number, including area code: (516) 293-1610


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X         No _______



On November 1, 1995, 12,652,000 shares of common stock, $.10 par value were outstanding.



Note: This is Page 1 of a document consisting of 13 pages.





                  VTX ELECTRONICS CORP. AND SUBSIDIARIES
                             TABLE OF CONTENTS





                                                                        PAGE

PART I: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS:


  Balance Sheets - September 30, 1995 and June 30, 1995...............     3

  Statements of Operations - Quarter Ended
    September 30, 1995 and 1994.......................................     4


  Statements of Cash Flows - Quarter Ended
  September 30, 1995 and 1994.........................................     5


  Notes to Consolidated Financial Statements...........................  6-10



ITEM 2: Management's Discussion and Analysis of Financial Condition
  and Results of Operations............................................    11



PART II- OTHER INFORMATION.............................................    12



SIGNATURES.............................................................    13





















                      VTX ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                             September 30,       June 30,
                                                 1995              1995
                                             -------------     -----------
ASSETS
CURRENT ASSETS:
  Cash....................................... $   237,809      $   583,388
  Accounts receivable, net of allowance
    for doubtful accounts of $128,000 and
    $154,000 as of September 30, 1995 and
    June 30, 1995, respectively..............   4,883,635        4,864,443
  Inventories, net...........................   3,674,340        3,786,172
  Prepaid expenses and other current
    assets...................................     339,770          463,518
                                              -----------      -----------
  TOTAL CURRENT ASSETS.......................   9,135,554        9,697,521

PROPERTY, PLANT AND EQUIPMENT, net...........   3,201,842        3,264,975

DEFERRED CHARGES AND OTHER ASSETS............     206,163          224,451
                                              -----------      -----------
TOTAL ASSET.................................. $12,543,559      $13,186,947
                                              ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.......... $   148,931      $   158,954
  Accounts payable and accrued expenses......   5,437,851        5,062,469
                                              -----------      -----------
TOTAL CURRENT LIABILITIES....................   5,586,782        5,221,423

LONG-TERM DEBT...............................   5,524,203        5,966,383



STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share,
    authorized 5,000,000 shares, none issued
    and outstanding..........................        -                -
  Common stock, par value $.10 per share;
    Authorized 40,000,000 shares; issued
    and outstanding 12,652,000 shares at
    September 30, 1995 and June 30, 1995.....   1,265,200        1,265,200
  Paid-in capital............................   8,591,476        8,591,476
  Retained earnings (deficiency).............  (8,289,037)      (7,705,550)
  Deferred compensation......................     (84,369)         (98,433)
  Note receivable from officer...............     (50,000)         (50,000)
  Cumulative foreign currency translation
    adjustment...............................        (700)          (3,552)
                                              ------------     ------------
  TOTAL STOCKHOLDERS' EQUITY                    1,432,582        1,999,141
                                              ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $12,543,555      $13,186,947
                                              ============     ============




The accompanying notes are an integral part of these financial statements.

                     VTX ELECTRONICS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                   Three Months Ended
                                                      September 30,
                                                   1995            1994
                                               -----------     -----------

Net sales....................................  $ 7,578,044     $ 9,543,907


Cost of goods sold...........................    6,075,996       7,422,888
                                               -----------     -----------

Gross profit.................................    1,502,048       2,121,019


Selling, general and administrative expenses.    1,918,423       2,075,263


Interest expense.............................      169,649         191,503


Foreign currency (gains).....................       (2,537)           (612)
                                               ------------    ------------

Net loss.....................................  $  (583,487)    $  (145,135)
                                               ============    ============



Share Information



Loss per share...............................  $      (.05)    $      (.01)
                                               ============    ============

Weighted average number of common shares
 outstanding.................................   12,652,000      11,837,500
                                               ============    ============















The accompanying notes are an integral part of these financial statements.
                      VTX ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                         1995           1994
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...........................................  $  (583,487)  $  (145,135)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Depreciation and amortization...................      145,992       144,215
   Provision for losses on accounts receivable.....         -           35,000
   Provision for slow moving and obsolete
    inventories....................................     (149,478)       60,000
 Change in operating assets and liabilities:
  (Increase) in accounts receivable................      (19,192)     (485,847)
  (Increase) decrease in inventories...............      261,310      (100,561)
  (Increase) decrease in prepaid expenses and other
    current assets.................................      123,748      (101,432)
  (Increase) in other assets.......................      (15,068)         -
   Increase in accounts payable and
    accrued expenses...............................      375,382       618,752
                                                      -----------  ------------
  Net cash provided by operating
   activities......................................      139,207        24,992
                                                      -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures..............................      (35,435)      (20,507)

  Net cash used in investing activities............      (35,435)      (20,507)
                                                      -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under debt agreements..................    7,591,201    10,316,595
 Debt repayments...................................   (8,043,404)  (10,590,467)
                                                      -----------  ------------

  Net cash used in financing activities............     (452,203)     (273,872)
                                                      -----------  ------------
Effect of exchange rate changes on cash............        2,852        17,266
                                                      -----------  ------------
NET (DECREASE) IN CASH.............................     (345,579)     (252,121)

CASH at beginning of period........................      583,388       593,438
                                                      -----------  ------------
CASH at end of period..............................  $   237,809   $   341,317
                                                     ============  ============


Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                         $   169,649   $   191,503
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

    The consolidated balance sheet as of September 30, 1995 and the related consolidated statements of operations and cash flows for the three months ended September 30, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1995 and for all periods presented have been made. Results of operations for the three month period are not necessarily indicative of results of operations for the corresponding year.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with consolidated the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.


2. LONG-TERM DEBT

    Long-term debt consists of the following:
                                                    September 30,   June 30,
                                                        1995          1995
                                                    ------------   ----------
      Revolving asset-based loan (a)..............   $ 4,466,355   $4,903,805
      First mortgage loan, net of imputed
       interest (b)...............................     1,027,358    1,025,741
      Subordinated mortgage loan, net of imputed
       interest (b)...............................        21,168       31,649
      Machinery and equipment loan (c)............       105,250      105,250
      Capitalized lease obligations (d)...........        53,003       58,892
                                                     -----------   ----------
                                                       5,673,134    6,125,337

      Less current portion of long-term debt......       148,931      158,954
                                                     -----------   ----------
                                                     $ 5,524,203   $5,966,383
                                                     ===========   ==========










                    VTX ELECTRONICS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


a. On February 10, 1995, the Company entered into an amended and restated revolving credit agreement with a lending institution. Such agreement provided for a revolving credit facility with maximum available of $10,000,000 and expires on December 31, 1995. Under the terms of the credit facility, the Company is required to pay interest at prime plus 2 3/4% and a commitment fee of 1/2% per annum on the daily unused portion of the credit. The agreement also provides for termination fees as a result of default or early termination of 2%, 1% and .5% of the maximum credit if such termination occurs before December 31, 1995, 1996 and 1997, respectively. In connection with this financing amendment, the Company incurred in fiscal 1995 costs approximating $80,000, which have been accounted for as deferred charges and are being amortized through December 31, 1997. Under the terms of the agreement, borrowings are limited to 80% of eligible accounts receivable (constituting those amounts outstanding 90 days or less) and 50% of eligible accounts receivable outstanding between 91 and 120 days, and 40% of regular inventories and 20% of slow moving inventory. As of September 30, 1995 and 1994, the Company had $5,100,000 and $5,860,000 availability under the eligibility terms of the facility, of which $4,600,000 and $4,449,000 was outstanding on such dates, respectively. This loan is collateralized by substantially all of the assets of the Company not otherwise collateralized. In connection with its revolving credit facility, the Company is subject to restrictive covenants which impose certain limitations with respect to the Company's incurrence of indebtedness, capital expenditures, creation or recurrence of liens, declaration or payment of dividends or other distributions, mergers, consolidations and sales or purchases of substantial assets. In general, the Company is not allowed to incur further indebtedness or create additional liens on its assets except for unsecured current liabilities incurred in the ordinary course of business or liabilities incurred in the ordinary course of business secured by purchase money security interest not to exceed an aggregate of $750,000. The Company is not allowed to make loans or investments or provide guarantees or to prepay indebtedness. The Company is prohibited from paying dividends and may not enter into a merger, consolidation or sale of all or substantially all of its assets. Additionally, the Company is required to maintain consolidated net worth of not less than $750,000 and to maintain consolidated working capital, defined as current assets less current liabilities and debt outstanding under the credit facility, of not less than a negative $1.5 million.

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











                    VTX ELECTRONICS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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


c. On October 18, 1991, the Company received $500,000 in cash from an unaffiliated investor group in exchange for a mortgage on certain machinery and equipment. Concurrently, such investor group acquired a 50.6% interest in the then outstanding issued common stock of the Company for $1,000,000 (or $.40 per-share) and was granted a five-year warrant to purchase 1,000,000 shares of the Company's common stock for $.50 per-share. Such warrants were fully exercised in June 1994. The loan, which bears interest at the rate of 1-1/4% above the prime lending rate (9.00% and 6.75% at September 30, 1995 and June 30 1995, respectively), was originally due on September 30, 1994; however, on April 25, 1994, such due date was extended to September 30, 1995. On December 19, 1994, however, the Company extinguished $394,750 of the $500,000 loan balance in exchange for 789,500 shares of the Company's common stock. The Company's Board of Directors and management believe based upon a fairness opinion rendered by an independent investment banking firm and other analysis, that the fair value of the shares exchanged was equal to the carrying amount of the converted portion of the loan. The fairness opinion stated that the exchange was fair to the stockholders of the Company from a financial point of view. The remaining $105,250 principal balance of the loan has an amended due date of March 31, 1996. All other terms remain unchanged.

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


                    VTX ELECTRONICS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The following is a summary of the aggregate annual maturities of long-term debt and capitalized lease obligations:

                                            Capitalized
                                Long-term      lease
                                    debt    obligations     Total
         September 30:          ----------  -----------  -----------
                      1996      $  125,374  $   23,557   $   148,931
                      1997           -          23,557        23,557
                      1998       4,461,574       5,889     4,467,463
                      1999       1,033,183       -         1,033,183
                                ----------  -----------  -----------
                                $5,620,131  $   53,003   $ 5,673,134
                                ==========  ===========  ===========

3.INVENTORIES

    Inventory consists principally for products held for sale. The Company regularly reviews its inventory for obsolete and slow-moving items which includes reviews of inventory levels of certain product lines and an evaluation of the inventory based on changes in technology and markets. As of September 30, 1995 and June 30, 1995, the reserve was approximately $385,000 and $535,000, respectively.

                                          September 30,       June 30,
                                              1995              1995
                                          ------------      -----------
                  Raw Materials            $   45,326       $   67,267
                  Work in Process              18,202           31,934
                  Finished Goods            3,610,812        3,686,971
                                           -----------      -----------
                   Inventories, Net        $3,674,340       $3,786,172



4. COMMITMENTS AND CONTINGENCIES

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



                    VTX ELECTRONICS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




c. Leases:

   The Company's minimum annual lease commitments under noncancellable operating leases for premises at September 30, 1995 are as follows:

                September 30:
                              1996         $  424,902
                              1997            279,510
                              1998             93,890
                              1999             51,317
                              2000             12,829
                                           -----------
                                           $  862,448
                                           ===========

    Rent expense, including related real estate taxes and other operating charges, was approximately $139,215 and $134,112 for quarter ended September 30, 1995, and 1994, respectively.





































          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations
Quarter Ended September 30, 1995 and 1994

For the quarter ended September 30, 1995, net sales were $7,578,000 as compared to the quarter ended September 30, 1994 of $9,544,000, a decrease of 20.6%. The decrease was due to tight industry supply of certain cable and wire items and lost sales from related items without the "pull through" effect of the items in tight supply; and turnover of sales personnel and to recently hired sales people learning the Company's operation. For the quarter ended September 30, 1995, sales from value-added distribution and manufacturing were approximately $5,098,000 and $2,483,000, respectively, compared to $5,766,000 and $3,778,000, respectively for the quarter ended September 30, 1994.

Gross profit for the quarter ended September 30, 1995 was $1,502,000 or 19.8% as compared to the quarter ended September 30, 1994 of $2,121,000 or 22.2%, a decrease in gross profit of $619,000 or 29%. The decrease in gross profit was mainly due to lower sales levels as a result of tight industry supply of certain cable and wire items, and turnover of sales personnel and to recently hired sales personnel learning the Company's operation. The lower gross profit percentage was due to product mix change as a result of tight industry supply of certain cable and wire items.

Selling, general and administrative expenses decreased by $157,000 or 8.0% to $1,918,000 for the quarter ended September 30, 1995 from $2,075,000 for the quarter ended September 30, 1994. General and administrative expenses decreased by approximately $154,000 from improved financial controls over spending, while an increase of $22,000 of selling expenses were incurred as a result of slightly higher sales personnel headcounts. In addition the prior years expense included $25,000 of bad debt expense that was not incurred in the current year as a result of improved credit and collections management.

Interest expense decreased by $23,000 or 12% to $169,000 for the quarter ended September 30, 1995 from $192,000 for the comparable quarter ended in 1994. The decrease was due to reduced borrowing levels. The decrease would have been greater as compared to the prior year if the prime rate had not increased.


Liquidity and Financial Condition
As of September 30, 1995 and 1994

Working capital as of September 30, 1995 was $3,549,000 as compared with $4,476,000 as of June 30, 1995. The $927,000 decrease in working capital was mostly due to a decrease in cash, inventory, and prepaid expenses and other current assets which was offset by an increase in accounts payable.

Long term debt as of September 30, 1995 was $5,524,000 a decrease of $442,000 or 7.4% from $5,966,000 at June 30, 1995. This was due primarily to the reduced borrowing levels. The Company's asset based revolving credit facility provides a maximum availability of $10,000,000 based on eligible accounts receivable and inventory. As of September 30, 1995, $5,100,000 was available under this
facility of which $4,600,000 was drawn down.   The Company intends to continue
to employ this line of credit to finance inventory and accounts receivable.

PART II- OTHER INFORMATION





                                     None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      VTX ELECTRONICS CORP.


                                            By:
                                                President

                                            By:
                                                Controller, Secretary and
                                                Principal Accounting Officer





Dated: September 14, 1995

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      VTX ELECTRONICS CORP.


                                            By: /s/ Donald W. Rowley
                                                President

                                            By: /s/ Nicholas T. Hutzel
                                                Controller, Secretary and
                                                Principal Accounting Officer





Dated: September 14, 1995