Form 10-Q
period 1996-03-31
VTX ELECTRONICS CORP
filed 1996-05-13
CIK 798438

SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C.  20549


FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1996
Commission File Number 33-7693

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

                           Yes    X         No _______



On May 1, 1996, 12,652,000 shares of common stock, $.10 par value and 12,375 shares of redeemable, cumulative, convertible preferred stock, $100 stated value were outstanding.



Note: This is Page 1 of a document consisting of 18 pages.

                  VTX ELECTRONICS CORP. AND SUBSIDIARIES
                             TABLE OF CONTENTS





                                                                        PAGE

PART I: FINANCIAL INFORMATION


ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


  Balance Sheets - March 31, 1996 and June 30, 1995..................     3


  Statements of Operations - Nine Months Ended
    March 31, 1996 and 1995..........................................     4


  Statements of Operations - Three Months Ended
    March 31, 1996 and 1995..........................................     5


  Statements of Cash Flows - Nine Months Ended
    March 31, 1996 and 1995..........................................     6


  Notes to Condensed Consolidated Financial Statements...............  7-13



ITEM 2: Management's Discussion and Analysis of Financial Condition
  and Results of Operations............................................ 14-16



PART II- OTHER INFORMATION.............................................    17



SIGNATURES.............................................................    18

VTX ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                               March  31,        June 30,
                                                 1996              1995
                                              (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash....................................... $   247,612      $   583,388
  Accounts receivable, net of allowance
    for doubtful accounts of $133,000 and
    $154,000 as of March 31, 1996 and
    June 30, 1995, respectively..............   6,132,382        4,864,443
  Inventories, net...........................   3,833,996        3,786,172
  Prepaid expenses and other current
    assets...................................     422,979          463,518
                                              -----------      -----------
  TOTAL CURRENT ASSETS.......................  10,636,969        9,697,521

PROPERTY, PLANT AND EQUIPMENT, net...........   3,072,544        3,264,975

DEFERRED CHARGES AND OTHER ASSETS............     260,843          224,451
                                              -----------      -----------
TOTAL ASSET.................................. $13,970,356      $13,186,947
                                              ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.......... $    21,802      $   158,954
  Accounts payable and accrued expenses......   5,663,495        5,062,469
                                              -----------      -----------
  TOTAL CURRENT LIABILITIES..................   5,685,297        5,221,423

LONG-TERM DEBT...............................   6,214,155        5,966,383

SECURED SUBORDINATED DEBENTURES, net.........   2,054,251            -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Redeemable, Cumulative, Convertible Preferred
    stock, stated value $100 per share,
    authorized 5,000,000 shares, 12,375 issued
    and outstanding..........................   1,064,251            -
  Common stock, par value $.10 per share;
    authorized 40,000,000 shares; issued
    and outstanding 12,652,000 shares .......   1,265,200        1,265,200
  Paid-in capital............................   9,158,226        8,591,476
  Accumulated Deficit........................ (11,472,400)      (7,705,550)
  Deferred compensation......................       -              (98,433)
  Note receivable from officer...............       -              (50,000)
  Cumulative foreign currency translation
    adjustment...............................       1,376           (3,552)
                                              -----------      -----------
  TOTAL STOCKHOLDERS' EQUITY                       16,653        1,999,141
                                              -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $13,970,356      $13,186,947
                                              ===========      ===========

The accompanying notes are an integral part of these financial statements.

                  VTX ELECTRONICS CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



                                                    Nine Months Ended
                                                        March  31,
                                                  1996             1995


Net sales....................................  $21,587,578     $26,770,375


Cost of goods sold...........................   18,369,931      20,831,564
                                               ------------    ------------

Gross profit.................................    3,217,647       5,938,811


Selling, general and administrative expenses.    6,021,720       5,981,845


Interest expense.............................      618,955         606,054


Foreign currency (gains).....................      ( 3,445)         (8,622)


Recapitalization related charge..............      297,767           -
                                               ------------    ------------

Net loss ....................................   (3,717,350)       (640,466)


Dividends on preferred stock.................       49,500          -
                                               ------------    ------------

Net loss attributable to common stock........  $(3,766,850)    $  (640,466)
                                               ============    ============


Share Information



Loss per share...............................  $     (.30)    $       (.05)
                                               ===========    =============

Weighted average number of common shares
 outstanding.................................   12,652,000      12,128,558
                                               ===========    =============







The accompanying notes are an integral part of these financial statements.

VTX ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)



                                                    Three Months Ended
                                                         March  31,
                                                   1996            1995


Net sales....................................  $ 7,451,964     $ 8,157,813


Cost of goods sold...........................    6,292,124       6,468,829
                                               ------------    ------------

Gross profit.................................    1,159,840       1,688,984


Selling, general and administrative expenses.    2,174,358       1,905,088


Interest expense.............................      240,330         203,428


Foreign currency (gains) losses..............         (512)          2,672
                                               ------------    ------------

Net loss.....................................   (1,254,336)       (422,204)


Dividends on preferred stock.................       37,125           -
                                               ------------    ------------

Net loss attributable to common stock........  $(1,291,461)    $  (422,204)
                                               ============    ============



Share Information



Loss per share...............................  $      (.10)    $      (.03)
                                               ============    ============

Weighted average number of common shares
 outstanding.................................   12,652,000      12,635,889
                                               ============    ============






The accompanying notes are an integral part of these financial statements.

VTX ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                        Nine Months Ended
                                                             March  31,
                                                         1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stock..............  $(3,766,850)  $  (640,466)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation and amortization...................      380,035       441,280
   Deferred compensation amortization..............       98,433          -
   Provision for losses on accounts receivable.....       25,000          -
   Provision for slow moving and obsolete
    inventories....................................      250,000        65,000
 Change in operating assets and liabilities:
  (Increase) decrease in accounts receivable.......   (1,292,939)      843,052
  (Increase) in inventories........................     (297,824)      (38,976)
  (Increase) decrease in prepaid expenses and other
    current assets.................................       40,539      (261,899)
  (Increase) in other assets.......................      (56,581)      (40,811)
  Increase (decrease) in accounts payable and
    accrued expenses...............................      601,014      (435,727)
                                                     ------------  ------------
  Net cash used in operating
   activities......................................   (4,019,173)      (68,547)
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures..............................      (92,651)      (65,732)
                                                     ------------  ------------
  Net cash used in investing activities............      (92,651)      (65,732)
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under debt agreements..................   23,612,446    30,249,572
 Debt repayments...................................  (23,501,826)  (30,825,583)
 Decrease in note receivable from officer..........        -            50,000
 Proceeds from issuance of common stock............        -           397,250
 Proceeds from issuance of debentures, net.........    2,015,875         -
 Proceeds from issuance of preferred stock, net....    1,025,875         -
 Proceeds from issuance of warrants................      618,750         -
                                                     ------------  ------------
  Net cash provided by (used in) financing
   activities......................................    3,771,120      (128,761)
                                                     ------------  ------------
Effect of exchange rate changes on cash............        4,928        15,243
                                                     ------------  ------------
NET DECREASE IN CASH...............................     (335,776)     (247,797)

CASH at beginning of period........................      583,388       593,438
                                                     ------------  ------------
CASH at end of period..............................  $   247,612   $   345,641
                                                     ============  ============


Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                         $   584,413   $   606,054
                                                     ============  ============
  The accompanying notes are an integral part of these financial statements.

                    VTX ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

a. The accompanying condensed consolidated financial statements include the accounts of VTX Electronics Corp. and its wholly-owned subsidiaries (the "Company"), Vertex Technologies, Inc., Vertex Data Systems, Inc. [inactive], and its foreign subsidiary, Vertex Technologies UK, LTD. All significant intercompany transactions and balances have been eliminated in consolidation.

    The consolidated balance sheet as of March 31, 1996 and the related consolidated statements of operations and cash flows for the three and nine months ended March 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1996 and for all periods presented have been made. Results of operations for the nine months ended March 31, 1996 are not necessarily indicative of results of operations that may be expected for the year ended June 30, 1996.

    Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.



2. INVENTORIES

    Inventory consists principally for products held for sale. The Company regularly reviews its inventory for obsolete and slow-moving items which includes reviews of inventory levels of certain product lines and an evaluation of the inventory based on changes in technology and markets. As of March 31, 1996 and June 30, 1995, the reserve was approximately $545,000 and $535,000, respectively.


                                 March 31,         June 30,
                                   1996              1995

    Raw Materials               $   69,026       $   67,267
    Work in Process                 12,154           31,934
    Finished Goods               3,752,816        3,686,971
                                ----------       ----------
     Inventories, net           $3,833,996       $3,786,172
                                ==========       ==========

                    VTX ELECTRONICS CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3. LONG-TERM DEBT

    Long-term debt consists of the following:
                                                      March 31,      June 30,
                                                        1996          1995
      Revolving asset-based loan (a)..............   $ 5,167,892   $4,903,805
      First mortgage loan, net of imputed
       interest (b)...............................     1,026,841    1,025,741
      Subordinated mortgage loan, net of imputed
       interest ..................................         -           31,649
      Machinery and equipment loan (c)............         -          105,250
      Capitalized lease obligations (d)...........        41,224       58,892
                                                     -----------   ----------
                                                       6,235,957    6,125,337

      Less current portion of long-term debt......        21,802      158,954
                                                     -----------   ----------
                                                     $ 6,214,155   $5,966,383
                                                     ===========   ==========

a. On February 10, 1995, the Company entered into an amended and restated revolving credit agreement with a lending institution. Such agreement provided for a revolving credit facility with maximum available of $10,000,000 and expires on December 31, 1997. Under the terms of the credit facility, the Company is required to pay interest at prime plus 2 3/4% and a commitment fee of 1/2% per annum on the daily unused portion of the credit.
    The agreement also provides for termination fees as a result of default or early termination of 1% and .5% of the maximum credit if such termination occurs before December 31, 1996 and 1997, respectively. In connection with this financing amendment, the Company incurred in fiscal 1995 costs approximating $80,000, which have been accounted for as deferred charges and are being amortized through December 31, 1997. Under the terms of the agreement, borrowings are limited to 80% of eligible accounts receivable (constituting those amounts outstanding 90 days or less) and 50% of eligible accounts receivable outstanding between 91 and 120 days, and 40% of regular inventories and 20% of slow moving inventory. As of March 31, 1996 and June 30, 1995, the Company had $5,787,000 and $5,406,000 availability under the eligibility terms of the facility, of which $5,168,000 and $4,904,000 was outstanding on such dates, respectively. This loan is collateralized by substantially all of the assets of the Company not otherwise collateralized. In connection with its revolving credit facility, the Company is subject to restrictive covenants which impose certain limitations with respect to the Company's incurrence of indebtedness, capital expenditures, creation or recurrence of liens, declaration or payment of dividends or other distributions, mergers, consolidations and sales or purchases of substantial assets. In general, the Company is not allowed to incur further indebtedness or create additional liens on its assets except for unsecured current liabilities incurred in the ordinary course of business or liabilities incurred in the ordinary course of business secured by purchase money security interest not to exceed an aggregate of $750,000. The Company is not allowed to make loans or investments or provide guarantees or to prepay indebtedness. The Company is prohibited from paying dividends on common stock and may not enter into a merger, consolidation or sale of all or substantially all of its assets. Additionally, the Company is required to maintain consolidated net worth, including subordinated debentures, of not less than $750,000 and to maintain consolidated working capital, defined as current assets less current liabilities and debt outstanding under the credit facility, of not less than a negative $1.5 million.

                    VTX ELECTRONICS CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


b. The first mortgage loan is with a group of lenders, and is payable over five years in monthly installments of $15,980, inclusive of principal and interest at 14%, commencing May 1, 1994, with a final installment of principal of $1,033,183 payable on April 1, 1999 and collateralized by a first mortgage lien on the Company's corporate headquarters. In connection with such loan, the Company issued to one of the lenders 250,000 common stock purchase warrants exercisable on or before March 31, 2001 at an exercise price of $.50 per share, which was subsequently reduced to $.125 per share. A portion of the proceeds of the loan has been allocated to the warrants based on the Company's Board of Directors' assessment of their fair value at the time of issuance ($.70 per share). For financial statement purposes, the fair value ascribed to the warrants of $175,781 has been deducted from the proceeds of the mortgage loan as additional interest expense and is being amortized over the term of the mortgage to yield an effective interest rate of approximately 20% per annum. The loans have prepayment penalties which are calculated as a percentage of the prepayment amount. The percentage is determined based upon the date of payment as follows:


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


c. On October 18, 1991, the Company received $500,000 in cash from an unaffiliated investor group in exchange for a mortgage on certain machinery and equipment. Concurrently, such investor group acquired a 50.6% interest in the then outstanding issued common stock of the Company for $1,000,000 (or $.40 per-share) and was granted a five-year warrant to purchase 1,000,000 shares of the Company's common stock for $.50 per-share. Such warrants were fully exercised in June 1994. The loan, which bears interest at the rate of 1-1/4% above the prime lending rate (8.25% and 6.75% at March 31, 1996 and June 30 1995, respectively), was originally due on September 30, 1994; however, on April 25, 1994, such due date was extended to September 30, 1995. On December 19, 1994, however, the Company extinguished $394,750 of the $500,000 loan balance in exchange for 789,500 shares of the Company's common stock. The Company's Board of Directors and management believe based upon a fairness opinion rendered by an independent investment banking firm and other analysis, that the fair value of the shares exchanged was equal to the carrying amount of the converted portion of the loan. The fairness opinion stated that the exchange was fair to the stockholders of the Company from a financial point of view. The remaining $105,250 principal balance of the loan was fully satisfied on December 1, 1995.

                    VTX ELECTRONICS CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


d. The Company leases its telephone system under agreements accounted for as capital leases. The obligation for the telephone system requires the Company to make monthly payments of $1,963 through December 1997.


    The following is a summary of the aggregate annual maturities of long-term debt:



                    March 31:                Total
                      1997                $    21,802
                      1998                  5,180,972
                      1999                      -
                      2000                  1,033,183
                                          -----------
                                          $ 6,235,957
                                          ===========



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

    The bonds are due on December 1, 2000 and accrue interest at an annual rate of 2% over the published prime rate of interest (10.25% at March 31, 1996), payable quarterly over the life of the bonds. Such bonds are secured by all of the assets of the Company, however, subordinate to the secured debt under the revolving asset based loan and the first mortgage loan described in Note 3.

    The preferred stock is redeemable on December 1, 2000 for $1,237,500 in cash or common stock, based upon the lower of 70% of the fair market value of the underlying common stock on such date or $.25 per common share, at the option of the Company. The preferred shareholders are entitled to receive dividends quarterly at an annual fixed rate of 12%, the effect of which is cumulative to the extent the Company does not make such quarterly payment on the prescribed basis. On or after June 1, 1996 and through December 1, 2000, each preferred share may be converted into common stock of the Company at a conversion rate of $.25 per share (400 common shares for each preferred share converted). Each share of preferred stock contains 1,500 votes or voting rights on all matters being voted on by the shareholders of the Company other than the election of directors. Additionally, the holders of the preferred stock, voting as a class, shall in each year elect seventy-five percent of the members of the Board of Directors of the Company. Effective December 1, 1996 and pursuant to the Agreement, the existing Board of Directors

                    VTX ELECTRONICS CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    ("former directors") resigned in favor of a new Board of Directors ("new directors").

    The warrants to purchase common stock of the Company issued under the Agreement to the new investors are currently exercisable at $.125 per common share and have a term commencing June 1, 1996 and expiring December 1, 2000 for 4,950,000 of the warrants and an additional term commencing December 1, 1998 and expiring December 1, 2005 for the remaining 14,850,000 warrants.
    In connection with these issuances, the Company recorded a discount on the bonds payable of $185,625 and a discount on preferred stock of $185,625, representing the estimated relative fair market value of the warrants on the date of such issuance as determined by the Company, which will be recognized as interest expense and preferred stock dividends, respectively, on a straight line basis over the 60 month term of the Agreement.

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

    On March 21, 1996, the Company received an additional $1,237,500 from the new investors in exchange for Senior Secured Subordinated Debentures (the "senior bonds") for a principal amount of $1,237,500 and warrants to purchase 24,750,000 shares of common stock of the Company.

    The senior bonds are due on April 1, 2001 and accrue interest at an annual rate of 2% over the published prime rate of interest (10.25% at March 31, 1996), payable quarterly over the life of the senior bonds. Such senior bonds are secured by all non-real estate assets of the Company, however subordinate to the secured debt under the revolving asset based loan and the first mortgage loan as described in Note 3.

    The warrants to purchase 24,750,000 shares of common stock of the Company are exercisable at $.125 per common share (which was less than the fair market value on the effective date of the agreement) and have a term commencing April 1, 1999 and expiring on March 31, 2009. In addition, the exercise price for the 19,800,000 warrants issued in connection with the December 1, 1995 agreement was reduced from $.25 to $.125 per share in connection with this financing. The exercise of these warrants is contingent upon the authorization, by the shareholders, of additional authorized common stock. In connection with this issuance, the Company recorded a discount on the senior bonds payable of $247,500 which represents the estimated fair market value of the warrants on the date of such issuance as determined by the Company, which will be recognized as interest expense on a straight line basis over the 60 month term of the agreement.

    Expenses of approximately $25,000 relating to various legal, accounting and other fees incurred in connection with the financing have been recorded as a deferred charge and is being amortized over the 60 month term on a straight line basis.

VTX ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



5. COMMITMENTS AND CONTINGENCIES

a. Employment Agreement

    On March 31, 1994, the Company entered into an employment agreement with its then president which required total annual minimum compensation of $200,000 through March 1997 plus an annual bonus based on a percentage of specified levels of achieved net profits. Effective December 1, 1995, this agreement was terminated in connection with his resignation and the obligation was settled for $134,000, which is payable monthly through March, 1997. Such amount has been recognized as part of the "recapitalization related charge" for the nine months ended March 31, 1996.

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


b. Management Agreements

    On January 1, 1996, the Company entered into a management agreement with a consulting firm whereas the Company has retained one of the consulting firms principals to function as its Chairman of the Board and Chief Executive Officer. The term of this agreement extends through December 31, 2000 and requires monthly management fees of $12,000, provided however, that the Company does not hire a president or chief operating officer during that period of time. To the extent that a president or chief operating officer is hired by the Company, the management fee will be reduced to $5,000 per month for any remaining term of the agreement.


c. Consulting Agreements

    Under the terms of a nonexclusive consulting/investment banking agreement, the Company is obligated to pay an underwriter $4,115 per month for 24 months which commenced in April 1995 for consulting services related to investment banking and finance services. This agreement was fully satisfied for an amount less than its full agreement terms on December 1, 1995 and classified as part of the "recapitalization related charge" for the nine months ended March 31, 1996.

    Effective April 1, 1994, the Company entered into a three-year consulting agreement with a director (currently a former director) for financial/management services. Under the terms of the agreement, the former director receives $4,000 per-month. Such remaining amount has been recognized as part of "recapitalization related charge" for the nine months ended March 31, 1996.

                    VTX ELECTRONICS CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



d. Leases

    The Company's minimum annual lease commitments under noncancellable operating leases for premises at March 31, 1996 are as follows:

                            March 31:
                              1997            303,117
                              1998            181,518
                              1999             51,317
                              2000             38,488
                                           ----------
                                           $  574,440
                                           ==========

    Rent expense, including related real estate taxes and other operating charges, was approximately $462,843 and $321,908 for the nine months ended March 31, 1996 and 1995, respectively.


e.  Litigation

    An action was commenced in the New York State Supreme Court, County of Nassau, by CPI Aerostructures, Inc.("CPI"), alleging that the Company had wrongfully failed to consummate a proposed merger transaction. The plaintiff is seeking "break-up" fee damages in the amount of $400,000. The Company has served an answer and counterclaim, denying any wrongdoing and alleging that CPI misled the Company by failing to adequately disclose material losses. The case is in its early stages, however management believes the Company has a meritorious defense and will vigorously defend the action.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations
Nine Months Ended March 31, 1996 and 1995

Net sales decreased $5,183,000 or 19.4% to $21,588,000 for the nine months ended March 31, 1996 as compared $26,770,000 for the nine months ended March 31, 1995. The decrease was primarily the result of significant sales employee turnover. Net sales from value added distribution including systems integration consulting services and manufacturing were $13,881,000 and $7,707,000, respectively, for the nine months ended March 31, 1996 as compared to net sales of $16,062,000 and $10,708,000, respectively, for the nine months ended March 31, 1995.

Gross profit decreased $2,721,000 or 45.8% to $3,218,000 for the nine months ended March 31, 1996 as compared to $5,939,000 for the nine months ended March 31, 1995. Gross profit as percentage of net sales decreased to 14.9% from 22.2% for the prior year period. The decrease in gross profit dollars was primarily the result of the aforementioned decrease in net sales coupled with the decrease in gross profit per sales dollar which is due primarily to the poor absorption of fixed overhead costs caused by the significant decrease in sales volume, in addition to an increase in inventory reserves for obsolescence.

Selling, general and administrative expenses increased approximately $40,000 or less than 1% to $6,022,000 for the nine months ended March 31, 1996 as compared to $5,982,000 for the nine months ended March 31, 1995. The increase in expense was the result of costs associated with the new product catalog and computer enhancements offset by the reduced selling expenses caused by the significant reduction in net sales. As a percent of net sales, selling, general and administrative expenses were 27.9% of net sales for the nine months ended March 31, 1996 as compared to 22.3% for the nine months ended March 31, 1995.

Recapitalization related charges of approximately $298,000 recorded in the nine months ended March 31, 1996 represent non-recurring charges recognized by the Company in connection with the resignation of the president and certain directors on December 1, 1995. Such charge include the termination and settlement of employment contracts, acceleration of deferred compensation charges and other contractual obligations.

Interest expense, including dividends on preferred stock, increased approximately $62,000 or 10% to $668,000 for the nine months ended March 31, 1996 as compared to $606,000 for the nine months ended March 31, 1995. The increase was due to the requirements of interest and dividends as a result of the December 1995 and March 1996 financings.

Net loss attributable to common stock increased to $(3,767,000) for the nine months ended March 31, 1996 as compared to $(640,000) for the nine months ended March 31, 1995. The increase in net loss was caused primarily by the aforementioned decrease in sales, gross margin dollars, the recapitalization related charges, and the increases in selling, general, administrative and interest expenses.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Quarter Ended March 31, 1996 and 1995

Net sales decreased $706,000 or 8.7% to $7,452,000 for the three months ended March 31, 1996 as compared $8,158,000 for the three months ended March 31, 1995. The decrease was primarily the result of a significant number of new sales employees who are currently in process of completing the Company's sales training program. Net sales from value added distribution including systems integration consulting services and manufacturing were $4,803,000 and $2,649,000, respectively, for the three months ended March 31, 1996 as compared to net sales of $4,848,000 and $3,310,000, respectively, for the three months ended March 31, 1995.

Gross profit decreased $529,000 or 31% to $1,160,000 for the three months ended March 31, 1996 as compared to $1,689,000 for the three months ended March 31, 1995. Gross profit as percentage of net sales decreased to 15.6% from 20.7% for the prior year period. The decrease in gross profit dollars was primarily the result of the aforementioned decrease in net sales coupled with the decrease in gross profit per sales dollar which is due primarily to the poor absorption of fixed overhead costs caused by the significant decrease in sales volume.

Selling, general and administrative expenses increased approximately $269,000 or 14% to $2,174,000 for the three months ended March 31, 1996 as compared to $1,905,000 for the three months ended March 31, 1995. The increase in expense was the result of costs associated with the new product catalog and computer enhancements. As a percent of net sales, selling, general and administrative expenses were 29.2% of net sales for the three months ended March 31, 1996 as compared to 23.4% for the three months ended March 31, 1995.

Interest expense, including dividends on preferred stock, increased approximately $74,000 or 36% to $277,000 for the three months ended March 31, 1996 as compared to $203,000 for the three months ended March 31, 1995. The increase was due to the requirements of interest and dividends as a result of the December 1995 and March 1996 financings.

Net loss attributable to common stock increased to $(1,291,000) for the three months ended March 31, 1996 as compared to $(422,000) for the three months ended March 31, 1995. The increase in net loss was caused primarily by the aforementioned decrease in sales and gross margin dollars in addition to the increase in selling, general and administrative expense and interest expense.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Financial Condition
As of March 31, 1996 and 1995

Current assets have increased approximately $939,000 to $10,637,000 at March 31, 1996 as compared to $9,698,000 at June 30, 1995. This net increase resulted primarily from a significant increase in accounts receivable and an increase in inventory balances. As described in the notes to the condensed consolidated financial statements, in December 1995 and March 1996, the Company received a $2,475,000 and $1,237,500, respectively, cash infusion from an unaffiliated investor group. This cash infusion has been utilized to reduce vendor payments outstanding and debt outstanding under the Company's revolving credit arrangement in addition to satisfying certain other debts previously outstanding and funding of operating losses. The Company had net working capital of $4,952,000 at March 31, 1996 as compared to $4,476,000 at June 30, 1995. The
Company anticipates that its cash on hand coupled with amounts available under its revolving credit facility may not be sufficient to meet its cash and working capital requirements based upon expected sales. The Company intends to continue to seek additional debt and/or equity financing to fund this shortfall. However, there can be no assurance that the Company will be able to raise such additional financing to fund such potential shortfall.

Total borrowings outstanding, excluding subordinated debentures, as of March 31, 1996 were $6,236,000, an increase of $111,000 or 1.8% from $6,125,000 at June
30, 1995. This was due primarily to the increased borrowing levels offset by the satisfaction of both the subordinated mortgage loan and the machinery and equipment loan. The Company's asset based revolving credit facility provides a maximum availability of $10,000,000 based on eligible accounts receivable and inventory. As of March 31, 1996, $5,787,000 was available under this facility of which $5,168,000 was outstanding.

PART II- OTHER INFORMATION




Item 1. Legal Proceedings

        An action was commenced in the New York State Supreme Court, County of Nassau, by CPI Aerostructures, Inc.("CPI"), alleging that VTX Electronics Corp. had wrongfully failed to consummate a proposed merger transaction. The plaintiff is seeking "break-up" fee damages in the amount of $400,000. VTX has served an answer and counterclaim, denying any wrongdoing and alleging that CPI misled VTX by failing to adequately disclose material losses. The case is in its very early stages, however management believes VTX has a meritorious defense and will vigorously defend the action.


Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K

           (a)  Exhibits           None


           (b)  A Form 8-K was filed on March 27, 1996.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      VTX ELECTRONICS CORP.


                                          By:
                                              Albert Roth
                                              Chief Executive Officer

                                          By:
                                              Paul Snead
                                              Chief Financial Officer






Dated: May 12, 1996

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






Dated: May 12, 1996