Form 10-K405
period 1996-06-30
VTX ELECTRONICS CORP
filed 1996-11-07
CIK 798438

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                          COMMISSION FILE NUMBER 1-9263

--------------------------------------------------------------------------------

                              VTX ELECTRONICS CORP.
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------

           Delaware                                         11-2816128
---------------------------------                       -------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

61 Executive Boulevard, Farmingdale, New York    11735
------------------------------------------------------
(Address of Principal Executive Offices)    (Zip Code)

Registrant's telephone number, including area code:   (516) 293-1610
                                                   --------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                          ----------------------------
                          Common Stock, $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant AS OF SEPTEMBER 30, 1996 WAS APPROXIMATELY $ 1,897,000.

ON SEPTEMBER 30, 1996, 12,652,000 SHARES OF COMMON STOCK, $.10 PAR VALUE AND 12,375 SHARES OF REDEEMABLE, CUMULATIVE, CONVERTIBLE PREFERRED STOCK, $100 STATED VALUE WERE OUTSTANDING.

This report consists of consecutively numbered pages (inclusive of all exhibits and including this cover page).

                     VTX ELECTRONICS CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        PAGE

NUMBER
PART I

Item 1.  Business.........................................................  3

Item 2.  Properties....................................................... 10

Item 3.  Legal Proceedings................................................ 11

Item 4.  Submission of Matters to a Vote of Security Holders.............. 11


PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
          Matters......................................................... 12

Item 6.  Selected Financial Data.......................................... 13

Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations........................................... 14

Item 8.  Financial Statements and Supplementary Data...................... 18

Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................ 18


PART III

Item 10. Directors and Executive Officers of the Company.................. 19

Item 11. Executive Compensation........................................... 21

Item 12. Security Ownership of Certain Beneficial Owners and Management... 23

Item 13. Certain Relationships and Related Transactions................... 25


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K........................................................ 26

                                     PART I

ITEM ONE - BUSINESS


THE COMPANY

     VTX Electronics Corp. (the "Company") through its wholly-owned Vertex Technologies, Inc. subsidiary ("Vertex") is a multi-regional value-added specialty distributor of electronic components and cable, and a manufacturer of custom-made electronic cable assemblies used in providing connectivity solutions which include system integration for customers operating a wide range of data communications. The Company adds value by providing connectivity solutions for customers. This includes linking or connecting standard or proprietary electronic devices and peripheral components from different manufacturers to provide solutions for various customer requirements and system integration. These may include sales of passive or active electronic components and/or the manufacture of custom-made electronic cable assemblies which the Company designs specifically to meet individual customer's unique and complete connectivity requirements.

     Management believes that the Company's technical ability for providing connectivity solutions between the data system capabilities of many manufacturers and the specific connectivity needs of its customers, along with its reputation for providing the design and manufacture of custom-made electronic cable assemblies that are subject to 100% computerized quality control testing, will be the principal factors on which the Company will plan its future growth.

     The Company expects internal growth to be enhanced by what the Company perceives to be three continuing trends: (i) the increasing demand for data communications to provide timely information in the office environment and factory floor that requires connectivity solutions; (ii) the growing number of alternatives available to organizations of all sizes in all types of industries to increase productivity through improved or upgraded computer data communications; and (iii) the increasing number of manufacturers of passive and active components preferring distributors, such as the Company, which are capable of offering complete connectivity solutions to the end user.

     The Company's executive offices are located at 61 Executive Boulevard, Farmingdale, New York 11735 and its telephone number is (516) 293-1610. Unless the context requires otherwise, all references herein to the Company and Vertex mean VTX Electronics Corp. and its subsidiaries.

RECENT DEVELOPMENTS

     Under a Capitalization Agreement (the "Agreement") signed on December 1, 1995, the Company received $2,475,000 from an unaffiliated investor group ("new investors") in exchange for Secured Subordinated Debentures (the "debentures") with a principal amount of $1,237,500, 12,375 shares of Senior Redeemable Cumulative Convertible Preferred Stock ("preferred stock") with a stated value of $100 per share and warrants to purchase 19,800,000 shares of common stock of the Company.

     The debentures are due on June 19, 2001 and accrue interest at an annual rate of 2% over the published prime rate of interest (10.25% at June 30, 1996), payable quarterly over the life of the bonds. Such bonds are secured by all of the assets of the Company, however, subordinate to the secured debt under the revolving asset-based loan and the first and second mortgage loans as described in the notes to the consolidated financial statements.

     The preferred stock is redeemable on December 1, 2000 for $1,237,500 in cash or common stock, based upon the lower of 70% of the fair market value of the underlying common stock on such date or $.25 per common share, at the option of the Company. The preferred shareholders are entitled to receive dividends quarterly at an annual fixed rate of 12%, the effect of which is cumulative to the extent the Company does not make such quarterly payment on the prescribed basis. On or after June 1, 1996 and through December 1, 2000, each preferred share may be converted into common stock of the Company at a conversion rate of $.25 per share (400 common shares for each preferred share converted). Each share of preferred stock contains 1,500 votes or voting rights on all matters being voted on by the shareholders of the Company other than the election of directors. Additionally, the holders of the preferred stock, voting as a class, shall in each year elect seventy-five percent of the members of the Board of Directors of the Company. Effective December 1, 1995 and pursuant to the Agreement, the existing Board of Directors ("former directors") resigned in favor of a new Board of Directors ("new directors").

     The warrants to purchase common stock of the Company issued under the Agreement to the new investors are currently exercisable at $.125 per common share and have a term commencing June 1, 1996 and expiring December 1, 2000 for 4,950,000 of the warrants and an additional term commencing April 1, 1999 and expiring March 31, 2009 for the remaining 14,850,000 warrants. In connection with these issuances, the Company recorded a discount on the bonds payable of $185,625 and a discount on preferred stock of $185,625, representing the estimated relative fair market value of the warrants on the date of such issuance as determined by the Company, which will be recognized as interest expense and preferred stock dividends, respectively, on a straight-line basis over the 60-month term of the Agreement.

     Expenses of approximately $104,000 relating to various legal, accounting, consulting and other fees were incurred in connection with the Agreement, $52,000 of which has been attributed to the issuance of the debentures, which has been recorded as a deferred charge and is being amortized over the 60-month term on a straight-line basis, and $52,000 of which has been attributed to the issuance of the preferred stock/warrants, which has been recorded as a direct reduction to the equity received by the Company.

     On March 21, 1996 and June 19, 1996, the Company received an additional $1,237,500 and $1,290,00, respectively, from the new investors and certain additional individual and institutional investors, in exchange for additional Secured Subordinated Debentures for a principal amount of $1,237,500 and $1,290,000 and warrants to purchase 24,750,000 and 25,800,000 shares of common stock of the Company, respectively.

     The debentures are substantially identical and pari passu with the debentures issued on December 1, 1995. Accordingly, such debentures are due on June 19, 2001 and accrue interest at an annual rate of 2% over the published prime rate of interest, payable quarterly over the life of the debentures. Such debentures are secured by all of the assets of the Company, however, subordinate to the secured debt under the revolving asset-based loan and the first mortgage loan as described in the notes to the consolidated financial statements.

     The warrants to purchase 50,550,000 shares of common stock of the Company are exercisable at $.125 per common share and have a term commencing April 1, 1999 and expiring on March 31, 2009. In addition, the exercise price for the 19,800,000 warrants issued in connection with the December 1, 1995 agreement was reduced from $.25 to $.125 per share in connection with the March financing. The exercise of these warrants is contingent upon the authorization, by the shareholders, of additional authorized common stock. In connection with this issuance, the Company recorded a discount on the secured subordinated debentures of $247,500 and $258,000 in March and June 1996, respectively, which represents the estimated fair market value of the warrants on the date of such issuance as determined by the Company, which will be recognized as interest expense on a straight-line basis over the 60-month term of the agreement.

     On September 2, 1996, the Company entered into a agreement to sell its 45,000 square foot corporate headquarters to an unaffiliated third party. Under the terms of the agreement, the Company will receive cash proceeds of $2,331,621 for the sale of the property, a portion of which will be used to retire the first and second mortgages described in the notes to the consolidated financial statements. The transaction has a closing date of November 30, 1996, but, in any event, no later than December 31, 1996 and is subject to the consent of the secured lenders of the Company, to the extent required. The Company does not anticipate that it will recognize a material gain or loss from sale upon closing the transaction. The Company expects net cash proceeds of approximately $800,000 from this transaction.

     On October 3, 1996, the Company signed a letter of intent to purchase the net assets of Elcan Technologies, Inc. ("Elcan") through the issuance of a combination of cumulative, convertible preferred stock, and other debt and equity securities. Under the terms of the letter of intent, through the receipt of 12,375 shares of $100 stated value, preferred stock, which may be converted into 4,950,000 shares of common stock and contain all of the rights as the existing preferred stock outstanding, and long-term notes and subordinated, secured debentures with detachable warrants to purchase 70,350,000 shares of common stock at an exercise price ranging from $.10 - $.125 per share, the owners of Elcan will possess an equal ownership in the Company on a fully exercised basis with the new investors and will have equal representation on the Company's board of directors. In addition, the current principal owner of Elcan will become the Chief Executive Officer of the Company upon completion of the transaction. The transaction is subject to the negotiation and execution of a definitive agreement, approval of the Boards of Directors of the Company and Elcan, and consent of the secured lenders of the Company, to the extent required.

BUSINESS STRATEGY

     The Company's business strategy is to develop a value-added distribution network through internal growth with a focus on connectivity solutions for data communications. Management believes it will continue to (i) introduce new connectivity solutions, (ii) improve operating efficiencies through a more efficient organizational structure, eliminate duplicated activities, and integrate manufacturing capabilities between the three separate manufacturing facilities located in the United States, (iii) derive the benefits of critical mass through the opportunity to develop stronger relationships with, and obtain improved terms from key suppliers, and (iv) derive the benefits of critical mass through the ability to distribute to and service large national and international customers.

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

     The Company also designs and manufactures custom-made cable assemblies tailored to the customer's requirements and offers project management and installation of structured wiring and network design for data communications. The Company employs design, engineering, and technical support personnel to develop alternative connectivity solutions including system integration and manufacture of custom-made electronic cable assemblies.

PRINCIPAL SUPPLIERS

     Management believes that the Company is not dependent on any particular supplier. The products that the Company distributes are generally characterized by a large number of products manufactured by a variety of companies. The Company deals with preferred suppliers and believes the Company has a good working relationship with each of its existing strategic suppliers including AMP, Lucent Technologies, Siecor, Madison Wire & Cable, CDT, and Mod Tap. For the fiscal year ended June 30, 1996, there were no vendors that accounted for more than 10% of the Company's purchases. For the fiscal year ended June 30, 1995, purchases from Lucent Technologies (formerly AT&T) accounted for 15.7%. Lucent and Madison Wire & Cable accounted for 10.8% and 12.1%, respectively, of purchases in fiscal 1994.

     Through stock rotation rights and price protection arrangements with most of its major suppliers including AMP and Lucent Technologies, the Company can reduce the risk of holding obsolete or over-priced product. Stock rotation rights allow distributors to return a certain proportion of their purchases in the event that the product does not sell. A price protection program gives the distributor a rebate on purchases during a specified period if the manufacturer subsequently lowers it prices. The price protection generally covers any purchases made within the most recent 60 to 90 day period prior to the manufacturer's price reduction.

     The Company works off manufacturers' lead times. Deliveries range from one week to approximately 90 days. The Company has a fully integrated on-line computer system that enables it to determine immediate inventory availability of the Company's entire inventory at its stocking facilities. The Company monitors and maintains manufacturers' delivery schedules to ensure "on-time" delivery for customers and to maintain proper inventory levels for the Company. The Company believes that it has adopted more thorough inventory control systems, and management currently does not believe it will be required to expense any significant amounts of inventory in the foreseeable future. However, there can be no assurance there will not be further inventory write-offs.

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

     In order to effectively meet each customer's needs, the sales force first gains an understanding of the customer's system connectivity requirements before recommending one or more possible solutions. The variety of products offered by the Company often allows the salesperson to add value by providing alternative solutions or more complete solutions to customers' requirements, thereby gaining add-on sales. Where necessary, technical support personnel assist salespeople in recommending the most appropriate solution. The Company generally does not participate in the design of computer applications but rather participates in the design and implementation of the connectivity solutions required for data communications including system integration.

     The field sales force is supported by inside sales personnel who handle incoming customer calls, perform sales estimates, provide rapid responses to customer questions and assist in sales prospecting. In addition, compensation policies have been tailored to promote a profit-oriented, rather than a revenue-oriented, sales philosophy.

     Sales leads are typically generated by ongoing interaction with existing customers, sales calls to companies not currently customers, referrals from suppliers, and by advertising and promotional efforts. The advertising and promotion program for the Company consists of: (i) exhibits at national and regional trade shows; (ii) Company-sponsored seminars and product demonstrations in regional areas; (iii) advertisements in trade publications; and (iv) direct mail campaigns to targeted market niches.

     The Company has focused its sales and marketing strategy to concentrate its efforts in certain market niches in which it only distributes the products of preferred suppliers. These products represent passive components such as category 5 wiring products, fiber optics, wireless communication products, and active components such as bridges, hubs, modems and routers, included in the design and implementation of structured wiring solutions for network applications. The market for the Company's refocused products has historically remained more stable and has not been affected to the same degree by technological changes or price fluctuations. The majority of the products distributed by the Company are readily adaptable to various end-users in all industries.

COMPANY LOCATIONS

     The Company's locations, of which the Farmingdale location is owned and all other locations are leased, are as follows:

               Elkridge, Maryland
               Elmwood Park, New Jersey
               Farmingdale, New York
               Folcroft, Pennsylvania
               Marlboro, Massachusetts
               San Jose, California
               Torrance, California
               Corby, United Kingdom

MAJOR CUSTOMER

     The Company has one customer that has accounted for 10% or more of its net sales during the last three fiscal years. Bloomberg L.P. accounted for approximately 11.4% of net sales in fiscal 1996, approximately 14.7% of net sales in fiscal 1995 and approximately 16.3% of net sales in fiscal 1994.

COMPETITION

     All aspects of the Company's business are highly competitive. The Company competes with several national distributors including Anixter, Inc., a subsidiary of Anixter International Inc., and Kent Electronics Corporation, which have greater financial and other resources than the Company. The Company also competes with numerous distributors and systems integrators operating on a local or regional basis. The Company's principal method of competing with the other national distributors is by adding value to the active and passive components it sells by assisting its customers in achieving appropriate connectivity solutions. National distributors generally sell components on a higher volume-driven basis than the Company and, therefore, can sell those components at a lower price to customers buying in bulk. However, such national distributors generally do not focus on connectivity solutions.

     The Company also competes with a large number of regional and local distributors and systems integrators. These entities generally provide value-added components to their customers, but frequently cannot provide comparable volume discounts and the price advantages as the Company is able to provide. The Company purchases many of the system components on a national scale directly from manufacturers.

     The Company believes that its ability to provide value-added specialty distribution, together with its design and manufacture capability to custom make electronic cable assemblies as well as making available technical support, differentiates the Company's from its primary competitors and gives the Company a competitive advantage. There can be no assurance the Company will be able to successfully exploit such advantage.

PRODUCT LIABILITY INSURANCE

     The Company maintains a comprehensive general liability insurance policy in the amount of $2,000,000, with an umbrella policy, including products liability, providing coverage in the aggregate amount of $20,000,000, which it believes to be adequate coverage.

EMPLOYEES

     As of September 1, 1996, the Company had 182 full-time employees. Of these, 56 are sales and marketing personnel; 3 are design, engineering, and technical support personnel; 26 are purchasing, warehouse and inventory control personnel; 71 are cable assembly manufacturing personnel; 10 are quality control personnel; and 16 are accounting, data processing and other administrative personnel. 30 employees are covered by a collective bargaining agreement in the Company's Farmingdale facility. In addition to its employees, the Company uses other workers on a contract basis, as its needs require. The Company considers its relations with its employees to be good.


ITEM TWO - PROPERTIES

     The location and size of each of the Company's facilities, the principal use of each facility and lease expiration date are summarized below:

                                                                     Lease
                          Square                                   Expiration
       Location           Footage              Use                    Date
       --------           --------             ---                 ----------


Elkridge, Maryland        16,750   Sales Office, Manufacturing     January 1997
                                     and Warehouse

Elmwood Park, New Jersey   1,460   Sales Office                    May 1999

Farmingdale, New York     45,000   Executive Office, Sales Office,       *
                                     Manufacturing and Warehouse

Folcroft, Pennsylvania    15,000   Sales Office and Warehouse      December 1996

Marlboro, Massachusetts   14,650   Sales Office and Warehouse      January 2000

San Jose, California      12,450   Sales Office, Manufacturing     May 1997
                                     and Warehouse

Torrance, California      11,200   Sales Office and Warehouse      May 1997

Corby, England             3,000   Sales Office, Manufacturing     November 1996
                                     and Warehouse

     *    The Company owns the Farmingdale facility.

     The Company's Headquarters are located in Farmingdale, New York. These premises, which consist of approximately 10,000 square feet of office space and approximately 35,000 square feet of manufacturing and warehouse space, are owned by the Company. Based upon the aforementioned signing on an agreement to sell the property, the Company will be required to relocate into a new facility.

ITEM THREE - LEGAL PROCEEDINGS

An action was commenced in the New York State Supreme Court, County of Nassau, by CPI Aerostructures, Inc. ("CPI"), alleging that VTX Electronics Corp. has wrongfully failed to consummate a proposed merger transaction. The plaintiff is seeking "break-up" fee damages in the amount of $400,000. VTX has served an answer and counterclaim, denying any wrongdoing and alleging that CPI misled VTX by failing to adequately disclose material losses. The case is in its early stages; however, management believes VTX has a meritorious defense and will vigorously defend the action.


ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II


ITEM FIVE - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

     The Company's Common Stock had been trading on the American Stock Exchange under the symbol VTX since September 17, 1986, its initial public offering date. On September 15, 1995, the Company's Common Stock was delisted from the American Stock Exchange, as it no longer satisfied all the financial requirements, and has since traded on the Over-The-Counter Electronic Bulletin Board under the symbol VTXL. The following table shows the quarterly range of the high and low closing sale prices for the Common Stock on the American Stock Exchange prior to September 15, 1995 and on the Over-The-Counter Electronic Bulletin Board since September 15, 1995, for the periods indicated.

     Common Stock

        Period                                        High           Low
        ------                                        ----           ---

FISCAL 1994
First Quarter ended September 30, 1993                1.38            .75
Second Quarter ended December 31, 1993                1.00            .69
Third Quarter ended March 31, 1994                    1.75           1.06
Fourth Quarter ended June 30, 1994                    1.31           1.08

FISCAL 1995
First Quarter ended September 30, 1994                1.06            .56
Second Quarter ended December 31, 1994                 .81            .38
Third Quarter ended March 31, 1995                     .63            .38
Fourth Quarter ended June 30, 1995                     .44            .25

FISCAL 1996
First Quarter ended September 30, 1995                 .38            .19
Second Quarter ended December 31, 1995                 .28            .06
Third Quarter ended March 31, 1996                     .35            .18
Fourth Quarter ended June 30, 1996                     .39            .20

FISCAL 1997
First Quarter ended September 30, 1996                 .32            .10

     As of September 30, 1996, there were approximately 250 holders of record of the Company's Common Stock.

     The Company has never paid a cash dividend on its Common Stock and the Company does not anticipate paying any dividends on the Common Stock in the foreseeable future. Pursuant to the terms of its revolving credit facility, the Company is not permitted to pay or declare any dividends or otherwise make any distribution of capital.

ITEM SIX - SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                           Year Ended June 30,
                            ---------------------------------------------------
                             1996       1995       1994       1993       1992
                            -------    -------    -------    -------    -------
INCOME STATEMENT DATA:

Net sales                   $29,116    $34,472    $42,864    $49,407    $41,295
Cost of goods sold           23,584     26,231*    32,149*    38,338*    30,972*
                            -------    -------    -------    -------    -------

Gross profit                $ 5,532    $ 8,241    $10,715    $11,069    $10,323
                            -------    -------    -------    -------    -------
                            -------    -------    -------    -------    -------

Loss before extra-
  ordinary items            $(4,972)   $(1,316)   $(2,934)   $(2,030)   $(1,963)
Extraordinary items                                   747      2,492

Net income (loss)
  attributable
  to common stock            (5,058)    (1,316)    (2,187)       462     (1,963)

PER SHARE DATA: (1)

Loss before extra-
  ordinary items               (.40)      (.11)      (.47)      (.35)      (.46)
Extraordinary items                                   .12        .43

Net income (loss)
  attributable to
  common stock
  per share                    (.40)      (.11)      (.35)       .08       (.46)
Weighted average
  number of shares
  outstanding (2)            12,652     12,265      6,239      5,778      4,299
                            -------    -------    -------    -------    -------

BALANCE SHEET DATA:

Working capital             $ 5,079    $ 4,476    $ 5,320    $ 6,473    $10,183
Total assets                 13,128     13,187     14,431     17,583     19,858
Long-term debt                9,496      5,966      6,338      9,413     13,311
Stockholders' equity
  (deficiency)               (1,011)     1,999      2,808      1,552      1,054


*Reclassified to conform to the current year presentation

(1) Cash dividends per share have never been paid on Common Stock and the Company is prohibited under its current long-term credit facility from paying a dividend because it currently has insufficient availability.

(2)  See Notes to Consolidated Financial Statements.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     YEARS ENDED JUNE 30, 1996 AND 1995

     Net sales for the year ended June 30, 1996 were approximately $29,116,000, as compared to the year ended June 30, 1995 of $34,472,000, a decrease of 15.5%. Value added distribution sales decreased by approximately $2,952,000 or 13.8% from $21,401,000 in the prior fiscal year to $18,449,000 in the current fiscal year. Sales of manufactured cable assemblies decreased by approximately $2,404,000 or 18.4% from $13,071,000 in the prior fiscal year to $10,667,000 in the current fiscal year. The decrease was primarily attributable to significant sales employee turnover that had taken place during the eight months preceding January 1, 1996 in addition to an overall reduction in salesperson headcount.

     Gross profit decreased by $2,709,000 or 32.9% for the year ended June 30, 1996 to $5,532,000 from $8,241,000 as compared to fiscal 1995. Gross profit percentage for the years ended June 30, 1996 and 1995 were 19.0% and 23.9%, respectively. The decrease in gross profit was primarily the result of the aforementioned decrease in net sales coupled with the decrease in gross profit per sales dollar, which is due primarily to the poor absorption of fixed overhead costs caused by the significant decrease is sales volume, in addition to a decrease in unit selling prices. The prior year gross profit amount has been reclassified to conform to the current year presentation, which is being reclassified in this financial statement, which excludes the costs of receiving, warehousing and shipping of distribution items. Such costs are presented as part of selling, general and administrative expenses discussed below.

     Selling, general and administrative expenses increased approximately $914,000 or 10.6% to $9,566,000 for the year ended June 30, 1996 from $8,652,000 as compared to fiscal 1995. Selling, general and administrative expenses as a percentage of net sales were 33% in fiscal 1996 as compared to 25% in fiscal 1995. The increase in these expenses was the result of costs associated with the Company's marketing efforts required to re-establish itself in the marketplace, recapitalization-related charges pertaining to the settlement of certain contracts and agreements in connection with the December 1, 1995 transaction, and an increase in executive headcount in the current year.

     Interest expense and dividends on preferred stock increased by $193,000 or 23.3% for the year ended June 30, 1996 to $1,020,000 from $827,000. The increase was due to the requirements of interest and dividends resulting from the December 1995, March 1996 and June 1996 financings.

     YEARS ENDED JUNE 30, 1995 AND 1994

     Net sales for the year ended June 30, 1995 were $34,472,000, as compared to the year ended June 30, 1994 of $42,864,000, a decrease of 19.6%. The aspect of the Company's business involving the Company's custom-made cable assemblies (referred to as manufacturing) increased by approximately $812,000 from $12,259,000 to $13,071,000 (6.6%) during the fiscal year ended June 30, 1995 as compared with the prior fiscal year. During the same period, value added distribution sales of electronic components decreased by approximately $9,204,000 from $30,605,000 to $21,401,000 (30.1%) because the Company gave priority with respect to the above-described manufacturing activities. The Company estimates that the profit margins respecting custom-made cable assemblies and value added distribution sales are approximately the same. This allocation of priorities was due to the Company's limited resources during the last fiscal year. Insufficient inventory stocking levels for most of fiscal 1995 resulted in delayed sales of value added distribution, or lost sales.

     Gross profit decreased by $2,474,000 or 23.1% for the year ended June 30, 1995 to $8,241,000 from $10,715,000 as compared to fiscal 1994. The decrease was primarily due to lower sales levels. The gross profit percentages for the years ended June 30, 1995 and 1994 were 23.9% and 25.0%, respectively.

     Selling, general and administrative expenses decreased approximately $3,168,000 or 26.8% to $8,652,000 for the year ended June 30, 1995 from
$11,820,000 as compared to fiscal 1994. Selling, general and administrative expenses as a percentage of net sales were 25.1% in fiscal 1995 as compared to 27.6% in fiscal 1994. The decrease was due primarily to the aforementioned decrease in sales and the positive effects from the implementation of the Company's restructuring plan during fiscal 1995. Decreased sales resulted in a decrease of approximately $290,000 in sales commissions and an $830,000 decrease in general selling expenses. These decreases were partially offset by a $256,000 increase in sales salaries and related expenses resulting from additional sales personnel hired during fiscal 1995 which resulted from significant sales force turnover. The implementation of the Company's restructuring plan contributed approximately $637,000 toward the decrease in salaries and related expense of nonsales personnel and other selling, general and administrative expense decreases of approximately $775,000 from improved financial controls over spending. In addition, included in selling, general and administrative expenses for fiscal 1994 is approximately $524,000 of bad debt expense that was not incurred during fiscal 1995 as a result of improved credit and collections management.

     The Company's restructuring activities were completed during fiscal 1995. Additional costs of $91,000 were incurred in fiscal 1995 associated with such effort. Such costs were primarily associated with final settlements reached in fiscal 1995 for the termination of certain employment contracts, employee severance and benefit arrangements, as well as additional related legal fees associated therewith.

     Interest expense decreased by $74,000 or 8.2% for the year ended June 30, 1995 to $827,000 from $901,000. The decrease was due to lower borrowing levels for most of the fiscal year ended June 30, 1995 compared to the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Current assets have increased approximately $25,000 to $9,723,000 at June 30, 1996 as compared to $9,698,000 at June 30, 1995. This increase resulted primarily from an increase in accounts receivable of approximately $871,000, which was offset by a $510,000 decrease in cash and a $492,000 decrease in inventory. As described in the notes to the consolidated financial statements, in December 1995, March and June, 1996, the Company received $2,475,000, $1,237,500, and $1,290,000, $1,290,000, respectively, of cash proceeds from an unaffiliated investor group by issuing a combination of cumulative convertible preferred stock, subordinated debentures and detachable warrants. Cash proceeds received from these financings have been utilized to reduce vendor payments, in addition to satisfying certain other debts previously outstanding and funding of operating losses. The Company had net working capital of $5,079,000 at June 30, 1996 as compared to $4,476,000 at June 30, 1995. The Company anticipates that its cash on hand coupled with amounts available under its revolving credit facility may not be sufficient to meet its cash and working capital requirements based upon expected sales. The Company intends to continue to seek additional debt and/or equity financing to fund this shortfall. However, there can be no assurance that the Company will be able to raise such additional financing to fund such potential shortfall.

     Total borrowings outstanding, including subordinated secured debentures, as of June 30, 1996 were $9,518,000, an increase of $3,393,000 or 55.4% from
$6,125,000 at June 30, 1995. This was due primarily to the issuance of subordinated debentures aggregating $3,074,000 (net) and a $250,000 second mortgage on the Company's corporate headquarters which was executed in June 1996.

     The Company's continued existence as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements and to obtain additional financing or refinancing as may be required. However, there can be no assurance that the Company will be able to raise such additional financing to fund ongoing operating shortfalls. As described in the notes to the consolidated financial statements, the Company (i) on September 2, 1996 entered into an agreement to sell its corporate headquarters and (ii) on October 3, 1996 signed a letter of intent to purchase the net assets of Elcan Technologies Corp. ("Elcan") through the issuance of a combination of redeemable, cumulative convertible preferred stock, and other debt and equity securities. The sale of the corporate headquarters will provide the Company with net proceeds of approximately $800,000 after satisfying related mortgage obligations. The acquisition of Elcan would provide the Company with additional cash availability from its revolving credit facility. Furthermore, the increased sales volume resulting from the acquisition and the profits derived through economies of scale are expected to provide the Company with additional working capital.

     The sale of the corporate headquarters has a closing date of November 30, 1996, but, in any event, no later than December 31, 1996 and is subject to the consent of the secured lenders of the Company, to the extent required. The acquisition of Elcan is subject to the negotiation and execution of a definitive agreement, approval of the Board of Directors of each company and consent of the secured lenders of the Company to the extent required. Management expects that upon completion of the transaction, the increased availability under the revolving credit facility and the additional sales volume in conjunction with current levels of working capital ($5,079,469 at June 30, 1996) will be adequate to fund operations for the next fiscal year.

     The Company currently has a revolving credit facility which provides for maximum borrowings of $10,000,000 at an interest rate of prime plus 2-3/4% with an additional commitment fee of 1/2% per annum on the daily average unused portion of the credit. Under the terms of the agreement, borrowings are limited to 80% of eligible accounts receivable (constituting those amounts outstanding 90 days or less) and 50% of eligible accounts receivable outstanding between 91 and 120 days, and 40% of regular inventory and 20% of slow moving inventory. As of June 30, 1996, the Company had approximately $5,431,000 of availability under the facility, of which $5,098,000 was outstanding on that date. The loan is collateralized by substantially all of the assets of the Company not otherwise collateralized. This credit facility expires on December 31, 1997. The Company intends to continue to employ this line of credit to finance inventory and accounts receivable.

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

     At June 30, 1996, the Company has net operating loss carryforwards for tax purposes of approximately $11,829,000. Such net operating loss carryforwards expire through fiscal year 2011. The Company's use of its net operating loss carryforward is limited as the Company is deemed to have undergone an "ownership change", as defined in Internal Revenue Code Section 382, during the fiscal year ended June 30, 1994. Based upon the Company's estimate of fair value, approximately $2,788,000 of the Company's total net operating loss of $11,829,000 is limited to approximately $715,000 annually during the carryforward period.

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



ITEM NINE - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

(a)  Not applicable.

(b)  Not applicable.

                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----

Report of Independent Certified Public Accountants                        F-2


Financial Statements

    Consolidated Balance Sheets as of June 30, 1996
      and 1995                                                            F-3

    Consolidated Statements of Operations for the
      years ended June 30, 1996, 1995 and 1994                            F-4

    Consolidated Statement of Changes in Stockholders'
      Equity (Deficiency) for the years ended June 30, 1996,
      1995 and 1994                                                       F-5

    Consolidated Statements of Cash Flows for the years
      ended June 30, 1996, 1995 and 1994                                  F-7

    Notes to Consolidated Financial Statements                        F-8 - F-29


Supplemental Schedule

    Schedule II - Valuation and Qualifying Accounts                      F-30

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
  VTX Electronics Corp.

We have audited the accompanying consolidated balance sheets of VTX Electronics Corp. and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VTX Electronics Corp. and Subsidiaries as of June 30, 1996 and 1995 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred net losses attributable to common stock of $5,058,331, $1,316,044 and $2,187,077 during the years ended June 30,
1996, 1995 and 1994, respectively, and has had to rely on cash flow from financings to sustain operations. These factors, among others, as discussed in Note A-1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A-1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with our audits of the consolidated financial statements referred to above, we have also audited Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



GRANT THORNTON LLP


Melville, New York
September 2, 1996 (except for Notes A-1 and P, as to which the date is October 3, 1996)

                     VTX ELECTRONICS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                    June 30,


                         ASSETS                                      1996            1995
                                                                 ------------    ------------
CURRENT ASSETS
  Cash                                                           $     73,230    $    583,388
  Accounts receivable, net of allowance for
    doubtful accounts of $221,000 and $154,000,
    in 1996 and 1995, respectively                                  5,734,965       4,864,443
  Inventories, net                                                  3,293,924       3,786,172
  Prepaid expenses and other current assets                           620,747         463,518
                                                                 ------------    ------------

        TOTAL CURRENT ASSETS                                        9,722,866       9,697,521


PROPERTY, PLANT AND EQUIPMENT, net                                  3,006,709       3,264,975

DEFERRED CHARGES AND OTHER ASSETS, net                                398,813         224,451
                                                                 ------------    ------------

        TOTAL ASSETS                                             $ 13,128,388    $ 13,186,947
                                                                 ------------    ------------
                                                                 ------------    ------------


        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Current portion of long-term debt                              $     21,747    $    158,954
  Accounts payable and accrued expenses                             4,535,025       5,062,469
  Preferred stock dividends payable                                    86,625          -
                                                                 ------------    ------------

        TOTAL CURRENT LIABILITIES                                   4,643,397       5,221,423

LONG-TERM DEBT                                                      6,388,495       5,966,383

SECURED SUBORDINATED DEBENTURES, net                                3,107,908           -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Redeemable, cumulative, convertible, preferred
    stock, stated value $100 per share;
    authorized, 5,000,000 shares; 12,375 shares
    issued and outstanding, net                                     1,073,530           -
  Common stock, par value $.10 per
    share; authorized, 40,000,000 shares;
    issued and outstanding, 12,652,000                              1,265,200       1,265,200
  Paid-in capital                                                   9,416,226       8,591,476
  Accumulated deficit                                             (12,763,881)     (7,705,550)
  Notes receivable from officers                                                      (50,000)
  Deferred compensation                                                               (98,433)
  Cumulative translation adjustment                                    (2,487)         (3,552)
                                                                 ------------    ------------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                    (1,011,412)      1,999,141
                                                                 ------------    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)  $ 13,128,388    $ 13,186,947
                                                                 ------------    ------------
                                                                 ------------    ------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     VTX ELECTRONICS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               Year ended June 30,


                                                    1996           1995           1994
                                                 -----------    -----------    -----------
Net sales                                        $29,116,469    $34,472,386    $42,864,272
Cost of goods sold                                23,584,189     26,231,037     32,149,460
                                                 -----------    -----------    -----------

        Gross profit                               5,532,280      8,241,349     10,714,812

Selling, general and administrative expenses       9,566,459      8,651,586     11,819,818


Restructuring charges                                 -              91,000        939,000


Interest expense                                     932,901        827,088        901,314
Other (income) expense                                 4,626        (12,281)       (10,821)
                                                 -----------    -----------    -----------


Loss before extraordinary item                    (4,971,706)    (1,316,044)    (2,934,499)

Extraordinary item
  Gain of $780,496 on extinguishment
    of debt in 1994, net of related
    expenses of $33,074                               -              -             747,422
                                                 -----------    -----------    -----------

        Net loss                                  (4,971,706)    (1,316,044)    (2,187,077)

Dividends on preferred stock                          86,625         -              -
                                                 -----------    -----------    -----------

        Net loss attributable to common stock    $(5,058,331)   $(1,316,044)   $(2,187,077)
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

Net loss per share
  Loss before extraordinary item                 $      (.40)   $      (.11)   $      (.47)
  Extraordinary item                                  -              -                 .12
                                                 -----------    -----------    -----------

Net loss per share                               $      (.40)   $      (.11)   $      (.35)
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

Weighted average number of shares
  outstanding                                     12,652,000     12,264,985      6,239,417
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     VTX Electronics Corp. and Subsidiaries

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                    Years ended June 30, 1996, 1995 and 1994


                               Pre-       Preferred                  Common
                              ferred       stock         Common      stock       Paid-in
                              shares       amount        shares      amount      capital
                              ------      ---------      ------      ------      -------
Balance at July 1, 1993                                5,287,500   $  528,750   $5,289,628
Net loss
Issuance of common stock
 (net of related costs of
 $560,000)                                             6,550,000      655,000    2,059,954
Note receivable from
 officer
Warrants issued to lender                                                          175,781
Warrants issued to officer                                                          56,250
Options granted to officers
 and directors                                                                     325,000
Warrants and options
 granted to consultants                                                            369,063
Foreign translation adjust-
 ment
Amortization of deferred
 compensation
                              ------      ---------   ----------   ----------   ----------
Balance at June 30, 1994                              11,837,500    1,183,750    8,275,676
Net loss
Options exercised by
 employees                                                25,000        2,500
Debt conversion to stock                                 789,500       78,950      315,800
Settlement of officer's note
Foreign translation adjust-
 ment
Amortization of deferred
 compensation
                              ------      ---------   ----------   ----------   ----------
Balance at June 30, 1995                              12,652,000    1,265,200    8,591,476
  (carried forward)


                                                Notes                       Cumulative         Total
                                               receiv-                       transla-          stock-
                                  Accumu-        able        Deferred          tion           holders'
                                   lated         from        compensa-        adjust-          equity
                                  deficit      officers        tion            ment         (deficiency)
                                  -------      --------      ---------      ----------      ------------
Balance at July 1, 1993       $  (4,202,429)  $  (50,000)                     $(14,419)     $  1,551,530
Net loss                         (2,187,077)                                                  (2,187,077)
Issuance of common stock
 (net of related costs of
 $560,000)                                                                                     2,714,954
Note receivable from
 officer                                         (50,000)                                        (50,000)
Warrants issued to lender                                                                        175,781
Warrants issued to officer                                                                        56,250
Options granted to officers
 and directors                                             $(168,750)                            156,250
Warrants and options
 granted to consultants                                                                          369,063
Foreign translation adjust-
 ment                                                                            7,496             7,496
Amortization of deferred
 compensation                                                 14,063                              14,063
                              -------------   ----------   ---------          --------      ------------
Balance at June 30, 1994         (6,389,506)    (100,000)   (154,687)           (6,923)        2,808,310
Net loss                         (1,316,044)                                                  (1,316,044)
Options exercised by
 employees                                                                                         2,500
Debt conversion to stock                                                                         394,750
Settlement of officer's note                      50,000                                          50,000
Foreign translation adjust-
 ment                                                                            3,371             3,371
Amortization of deferred
 compensation                                                 56,254                              56,254
                              -------------   ----------   ---------          --------      ------------
Balance at June 30, 1995         (7,705,550)     (50,000)    (98,433)           (3,552)        1,999,141
  (carried forward)

                     VTX Electronics Corp. and Subsidiaries

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (CONTINUED)

                    Years ended June 30, 1996, 1995 and 1994


                               Pre-       Preferred                  Common
                              ferred       stock         Common      stock       Paid-in
                              shares       amount        shares      amount      capital
                              ------      ---------      ------      ------      -------
Balance at June 30, 1995
  (brought forward)                                   12,652,000   $1,265,200   $8,591,476
Net loss attributable to
  common stock
Issuance of preferred stock    12,375     $1,237,500
Discount on preferred stock                 (185,625)
Issuance of detachable
  warrants net of related
  costs of $52,000                                                                 824,750
Reclassification of
  officer's note
Foreign translation adjust-
  ment
Amortization of discount
  on preferred stock                          21,655
Amortization of deferred
  compensation
                               ------     ----------  ----------   ----------   ----------
Balance at June 30, 1996       12,375     $1,073,530  12,652,000   $1,265,200   $9,416,226
                               ------     ----------  ----------   ----------   ----------
                               ------     ----------  ----------   ----------   ----------


                                                Notes                       Cumulative         Total
                                               receiv-                       transla-          stock-
                                  Accumu-        able        Deferred          tion           holders'
                                   lated         from        compensa-        adjust-          equity
                                  deficit      officers        tion            ment         (deficiency)
                                  -------      --------      ---------      ----------      ------------
Balance at June 30, 1995
  (brought forward)            $ (7,705,550)    $(50,000)   $(98,433)        $  (3,552)      $ 1,999,141
Net loss attributable to
  common stock                   (5,058,331)                                                  (5,058,331)
Issuance of preferred stock                                                                    1,237,500
Discount on preferred stock                                                                     (185,625)
Issuance of detachable
  warrants net of related
  costs of $52,000                                                                               824,750
Reclassification of
  officer's note                                  50,000                                          50,000
Foreign translation adjust-
  ment                                                                           1,065             1,065
Amortization of discount
  on preferred stock                                                                              21,655
Amortization of deferred
  compensation                                                98,433                              98,433
                               ------------     --------    --------         ---------       -----------
Balance at June 30, 1996       $(12,763,881)    $   -       $   -            $  (2,487)      $(1,011,412)
                               ------------     --------    --------         ---------       -----------
                               ------------     --------    --------         ---------       -----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

                     VTX ELECTRONICS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended June 30,

                                                              1996           1995           1994
                                                           -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(4,971,706)   $(1,316,044)   $(2,187,077)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities
      Depreciation and amortization                            532,677        543,848        668,803
      Noncash compensation                                      98,433         56,254        595,626
      Provision for (recovery of) losses on accounts
        receivable                                              67,000       (107,000)       524,000
      Provision for slow moving and obsolete inventories        40,000         65,000         83,749
      Loss on sale of assets                                      -            (3,967)       (11,500)
      Gain on extinguishment of debt                              -              -          (780,496)
      Changes in operating assets and liabilities
        (Increase) decrease in accounts receivable            (937,522)     1,304,383      1,597,761
        (Increase) decrease in inventories                     452,248       (222,223)       753,851
        (Increase) decrease in prepaid expenses and
          other current assets                                  92,770       (155,327)        52,463
        (Increase) decrease in deferred charges and
          other assets                                         (36,998)       (69,785)         1,313
        Decrease in accounts payable and
          accrued expenses                                    (527,444)      (109,020)      (670,181)
                                                           -----------    -----------    -----------

        Net cash provided by (used in) operating
          activities                                        (5,190,542)       (13,881)       628,312
                                                           -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                        (114,085)      (126,957)       (31,552)

  Proceeds from sale of property, plant and
    equipment                                                     -             6,500           -
                                                           -----------    -----------    -----------

      Net cash used in investing activities                   (114,085)      (120,457)       (31,552)
                                                           -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowing under debt and loan agreements                  32,362,919     38,847,289     69,046,381
  Debt repayments                                          (32,302,648)   (38,700,978)   (71,742,018)
  Principal payments under capital leases                      (25,367)       (40,394)      (110,260)
  Proceeds from officer note                                      -            12,500
  Proceeds from issuance of debentures, net                  3,073,875           -              -
  Proceeds from issuance of preferred stock, net             1,051,875           -              -
  Proceeds from issuance of warrants                           824,750           -              -
  Issuance of common stock and exercise of
    options/warrants, net                                         -             2,500      2,714,954
  Debt issue costs                                            (192,000)          -              -
                                                           -----------    -----------    -----------

      Net cash provided by (used in) financing
        activities                                           4,793,404        120,917        (90,943)
                                                           -----------    -----------    -----------

Effect of exchange rate changes on cash                          1,065          3,371          7,496
                                                           -----------    -----------    -----------

      INCREASE (DECREASE) IN CASH                             (510,158)       (10,050)       513,313

Cash at beginning of year                                      583,388        593,438         80,125
                                                           -----------    -----------    -----------

Cash at end of year                                        $    73,230    $   583,388    $   593,438
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------

Supplemental disclosures of cash flow information:
  Cash paid during the year for
    Interest                                               $   886,380    $   817,237    $   922,035
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------

    Income taxes                                           $      -       $      -       $    11,123
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     VTX Electronics Corp. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1996, 1995 and 1994


NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.   GENERAL AND REALIZATION OF ASSETS

          VTX Electronics Corp. and subsidiaries (the "Company") operate primarily in one business segment - distribution and assembly of electronic wire, cable and related products used primarily for data communication. The principal market for the Company's product is in the United States. The consolidated financial statements include the accounts of VTX Electronics Corp., its wholly-owned subsidiaries, Vertex Technologies, Inc. and Vertex Data Systems, Inc. [inactive], and its foreign subsidiary, Vertex Electronics UK, LTD. All significant intercompany transactions and balances have been eliminated in consolidation.

          The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had net losses attributable to common stock of $5,058,331, $1,316,044 and $2,187,077 for the years ended
          June 30, 1996, 1995 and 1994, respectively. These losses resulted primarily from a decrease in sales. The Company has been able to obtain adequate funding to support ongoing operations through external sources. As described in Note F-1, the availability of additional financing as of June 30, 1996 under the Company's secured revolving credit agreement is limited to $333,000, which may not be adequate to finance the Company's ongoing operations.

          The Company's continued existence as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements and to obtain additional financing or refinancing as may be required. However, there can be no assurance that the Company will be able to raise such additional financing to fund ongoing operating shortfalls. As described in Note P, the Company (i) on September 2, 1996 entered into an agreement to sell its corporate headquarters and (ii) on October 3, 1996 signed a letter of intent to purchase the net assets of Elcan Technologies Corp. ("Elcan") through the issuance of a combination of redeemable, cumulative convertible preferred stock, and other debt and equity securities. The sale of the corporate headquarters will provide the Company with net proceeds of approximately $800,000 after satisfying related mortgage obligations. The acquisition of Elcan would provide the Company with additional cash availability from its revolving credit facility. Furthermore, the increased sales volume resulting from the acquisition and the profits derived through economies of scale are expected to provide the Company with additional working capital.

                     VTX Electronics Corp. and Subsidiaries

                          June 30, 1996, 1995 and 1994


NOTE A (CONTINUED)

          The sale of the corporate headquarters has a closing date of November 30, 1996, but, in any event, no later than December 31, 1996 and is subject to the consent of the secured lenders of the Company, to the extent required. The acquisition of Elcan is subject to the negotiation and execution of a definitive agreement, approval of the Board of Directors of each company and consent of the secured lenders of the Company to the extent required. Management expects that upon completion of the transaction, the increased availability under the revolving credit facility and the additional sales volume in conjunction with current levels of working capital ($5,079,469 at June 30, 1996) will be adequate to fund operations for the next fiscal year.

     2.   INVENTORIES

          Inventories, consisting principally of products held for sale, are stated at the lower of cost (first-in, first-out method) or market.

     3.   PROPERTY, PLANT AND EQUIPMENT

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

     4.   REVENUE RECOGNITION

          The Company recognizes revenue on the date the product is shipped to the customer.

     5.   DEFERRED COSTS

          Costs incurred in connection with debt refinancing consisting primarily of loan origination fees, broker's commission, legal and other fees have been capitalized and are being amortized on a straight-line basis over the term of the loans. Amounts of unamortized refinancing costs deferred at June 30, 1996 and 1995 were $334,000 and $171,400, respectively.

                     VTX Electronics Corp. and Subsidiaries

                          June 30, 1996, 1995 and 1994


NOTE A (CONTINUED)

     6.   INCOME TAXES

          Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to reduce the deferred tax assets as it is more likely than not that all, or some portion, of such deferred tax assets will not be realized.

     7.   NET LOSS PER SHARE

          Net loss per share is based upon the weighted average number of common shares outstanding during the year. The fiscal 1996 net loss per share computation includes an adjustment for the preferred stock dividend in deriving the net loss per share before and after extraordinary item. The effect of stock options on the calculation of net loss per common share was antidilutive in each of the years ended June 30, 1996, 1995 and 1994.

     8.   FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

          Assets and liabilities of the Company's foreign subsidiary are translated at year-end exchange rates. Results of operations are translated using the average exchange rates prevailing throughout the year. Exchange rate changes arising from translation are included in the cumulative translation component of stockholders' equity. Gains and losses from foreign currency transactions are included in the net loss for the years ended June 30, 1996, 1995 and 1994, respectively.

     9.   USE OF ESTIMATES

          In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     10.  FINANCIAL INSTRUMENTS

          The Company's principal financial instruments consist of accounts receivable, accounts payable, long-term debt and subordinated debentures. The Company believes that the carrying amount of such instruments approximates fair value.

                     VTX Electronics Corp. and Subsidiaries

                          June 30, 1996, 1995 and 1994


NOTE A (CONTINUED)

     11.  RECLASSIFICATION

          Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.


NOTE B - RESTRUCTURING CHARGES

     The consolidated statements of operations for the years ended June 30, 1995 and 1994 reflect the costs of a fiscal 1994 restructuring plan designed to realign the Company's corporate headquarters and field operations to increase its overall profitability through the closing of certain branches, the elimination of certain marginally profitable product lines and the disposal of certain assets. The fiscal 1994 restructuring charge of $939,000 consisted of provisions for termination of certain employment contracts, employee severance and benefit settlements of $264,000, inventory write-downs for discontinued product lines of $321,000, and the abandonment of leased facilities, equipment and other assets of $354,000. Additional costs of $91,000 associated with the Company's restructuring effort were incurred in fiscal 1995. Such costs were primarily associated with final settlements reached in fiscal 1995 for the termination of certain employment contracts, employee severance and benefit arrangements, as well as additional related legal fees associated therewith. As of June 30, 1995, approximately $127,000 of restructuring charges remained as payable in accordance with the terms of such settlements, all of which were paid during fiscal 1996.


NOTE C - INVENTORIES

     Inventory consists principally of products held for sale. The Company regularly reviews its inventory for obsolete and slow-moving items, which includes reviews of inventory levels of certain product lines and an evaluation of the inventory based on changes in technology and markets. As of June 30, 1996 and 1995, the reserve was approximately $575,000 and $535,000, respectively.

                                                     June 30,
                                             -------------------------
                                                1996           1995
                                             ----------     ----------
          Raw materials                      $   77,011     $   67,267
          Work in process                        33,555         31,934
          Finished goods                      3,183,358      3,686,971
                                             ----------     ----------

          Inventories, net                   $3,293,924     $3,786,172
                                             ----------     ----------
                                             ----------     ----------

                     VTX Electronics Corp. and Subsidiaries

                          June 30, 1996, 1995 and 1994


NOTE D - PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, net, consist of the following:

                                          Asset lives
                                            (years)            June 30,
                                            -------    ------------------------
                                                          1996          1995
                                                       ----------    ----------
     Land                                     --       $  545,776    $  545,776
     Building and building improvements       30        2,574,116     2,569,947
     Machinery and equipment                  10        1,680,922     1,637,227
     Furniture and fixtures                   5-10      2,144,125     2,077,904
     Vehicles                                 4            26,798        26,798
                                                       ----------    ----------
                                                        6,971,737     6,857,652
     Less accumulated depreciation
       and amortization                                 3,965,028     3,592,677
                                                       ----------    ----------

                                                       $3,006,709    $3,264,975
                                                       ----------    ----------
                                                       ----------    ----------

     Depreciation and amortization of property, plant and equipment was $372,351, $418,464, and $490,362 for the years ended June 30, 1996, 1995 and 1994, respectively.


NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                               June 30,
                                                       ------------------------
                                                          1996          1995
                                                       ----------    ----------
     Accounts payable                                  $3,806,840    $4,463,076
     Accrued payroll and commissions                      263,400       248,796
     Other accrued expenses                               464,785       350,597
                                                       ----------    ----------

                                                       $4,535,025    $5,062,469
                                                       ----------    ----------
                                                       ----------    ----------

                     VTX Electronics Corp. and Subsidiaries

                          June 30, 1996, 1995 and 1994


NOTE F - LONG-TERM DEBT

     Long-term debt consists of the following:

                                                               June 30,
                                                       ------------------------
                                                          1996          1995
                                                       ----------    ----------

     Revolving asset-based loan (1)                    $5,097,664    $4,903,805
     First mortgage loan, net of imputed
       interest (2)                                     1,029,053     1,025,741
     Second mortgage loan (2)                             250,000
     Subordinated mortgage loan, net of
       imputed interest                                                  31,649
     Machinery and equipment loan (3)                                   105,250
     Capitalized lease obligations (4)                     33,525        58,892
                                                       ----------    ----------

                                                        6,410,242     6,125,337

     Less current portion of long-term debt                21,747       158,954
                                                       ----------    ----------

                                                       $6,388,495    $5,966,383
                                                       ----------    ----------
                                                       ----------    ----------
     1. On February 10, 1995, the Company entered into an amended and restated revolving credit agreement with a lending institution. Such agreement provided for a revolving credit facility with maximum available of $10,000,000 and expires on December 31, 1997. Under the terms of the credit facility, the Company is required to pay interest at prime plus 2-3/4% (11.0% at June 30, 1996) and a commitment fee of 1/2% per annum on the daily unused portion of the credit. The agreement also provides for termination fees as a result of default or early termination of 1% and .5% of the maximum credit if such termination occurs before December 31, 1996 and 1997, respectively. In connection with this financing amendment, the Company incurred in fiscal 1995 costs approximating $80,000, which have been accounted for as deferred charges and are being amortized through December 31, 1997. Under the terms of the agreement, borrowings are limited to 80% of eligible accounts receivable (constituting those amounts outstanding 90 days or less) and 50% of eligible accounts receivable outstanding between 91 and 120 days, and 40% of regular inventories and 20% of slow moving inventory. As of June 30, 1996 and 1995, the Company had $5,431,000 and $5,406,000 available under the eligibility terms of the facility, $5,098,000 and $4,904,000 of which was outstanding on such dates, respectively. This loan is collateralized by substantially all of the assets of the Company not otherwise collateralized. In connection with its revolving credit facility, the Company is subject to restrictive covenants which impose certain limitations with respect to the Company's incurrence of

                     VTX Electronics Corp. and Subsidiaries

                          June 30, 1996, 1995 and 1994


NOTE F (CONTINUED)

          indebtedness, capital expenditures, creation or recurrence of liens, declaration or payment of dividends or other distributions, mergers, consolidations and sales or purchases of substantial assets. In general, the Company is not allowed to incur further indebtedness or create additional liens on its assets except for unsecured current liabilities incurred in the ordinary course of business or liabilities incurred in the ordinary course of business secured by purchase money security interest not to exceed an aggregate of $750,000. The Company is not allowed to make loans or investments or provide guarantees or to prepay indebtedness. The Company is prohibited from paying dividends on common stock and may not enter into a merger, consolidation or sale of all or substantially all of its assets. Additionally, the Company is required to maintain consolidated net worth, amended on March 15, 1996, to include subordinated debentures, of not less than $750,000 and to maintain consolidated working capital, defined as current assets less current liabilities and debt outstanding under the credit facility, of not less than a negative $1.5 million.

     2. The first mortgage loan is with a group of lenders, and is payable over five years in monthly installments of $15,980, inclusive of principal and interest at 14%, commencing May 1, 1994, with a final installment of principal of $1,033,183 payable on April 1, 1999 and collateralized by a first mortgage lien on the Company's corporate headquarters. In connection with such loan, the Company issued to one of the lenders 250,000 common stock purchase warrants exercisable on or before March 31, 2001 at an exercise price of $.50 per share, which was subsequently reduced to $.125 per share. A portion of the proceeds of the loan has been allocated to the warrants based on the Company's Board of Directors' assessment of their fair value at the time of issuance ($.70 per share). For financial statement purposes, the fair value ascribed to the warrants of $175,781 has been deducted from the proceeds of the mortgage loan as additional interest expense and is being amortized over the term of the mortgage to yield an effective interest rate of approximately 20% per annum. The loan has prepayment penalties which are calculated as a percentage of the prepayment amount. The percentage is determined based upon the date of payment as follows:

                    Period when prepaid                Percentage
                    -------------------                ----------

               Between one and two years                    3%
               Between two and three years                  1%
               Thereafter                                   0%

                     VTX Electronics Corp. and Subsidiaries

                          June 30, 1996, 1995 and 1994


NOTE F (CONTINUED)

          The second mortgage loan is with substantially the same group of lenders, and is payable over five years in monthly installments of $3,630, inclusive of principal and interest at 14.875%, commencing August 1, 1996, with a final installment of principal of $204,206 payable on July 1, 2001 and collateralized by a second mortgage lien on the Company's corporate headquarters. In connection with such loan, the Company issued 1,250,000 common stock purchase warrants, which are exercisable beginning April 1, 1999 through March 31, 2009 at an exercise price of $.125 per share. The loan has prepayment penalties which are calculated as a percentage of the prepayment amount. The percentage is determined based upon the date of payment as follows:

                    Period when prepaid                Percentage
                    -------------------                ----------
                    Year 1                                  5%
                    Year 2                                  4%
                    Year 3                                  3%
                    Year 4                                  2%
                    Year 5                                  1%

          The loans contain covenants prohibiting certain types of transactions and limiting capital expenditures to $250,000 per annum without the prior consent of the lenders. The loans will be prepaid upon the closing of the sale of the corporate headquarters as discussed in Note P.

     3. On October 18, 1991, the Company received $500,000 in cash from an unaffiliated investor group in exchange for a mortgage on certain machinery and equipment. Concurrently, such investor group acquired a 50.6% interest in the then outstanding issued common stock of the Company for $1,000,000 (or $.40 per share) and was granted a five-year warrant to purchase 1,000,000 shares of the Company's common stock for $.50 per share. Such warrants were fully exercised in June 1994. The loan, which bears interest at the rate of 1-1/4% above the prime lending rate, was originally due on September 30, 1994; however, on April 25, 1994, such due date was extended to September 30, 1995. On December 19, 1994, however, the Company extinguished $394,750 of the $500,000 loan balance in exchange for 789,500 shares of the Company's common stock. The Company's Board of Directors and management believe based upon a fairness opinion rendered by an independent investment banking firm and other analysis, that the fair value of the shares exchanged was equal to the carrying amount of the converted portion of the loan. The fairness opinion stated that the exchange was fair to the stockholders of the Company from a financial point of view. The remaining $105,250 principal balance of the loan was fully satisfied on December 1, 1995.

                     VTX Electronics Corp. and Subsidiaries

                          June 30, 1996, 1995 and 1994


NOTE F (CONTINUED)

     4. The Company leases its telephone system under an agreement accounted for as a capital lease. The obligation for the telephone system requires the Company to make monthly payments of $1,963 through December 1997.

          The following is a summary of the aggregate annual maturities of long-term debt (excluding the secured subordinated debentures, as described in Note G):

                    June 30,                       Total
                    --------                     ----------

                    1997                         $   21,747
                    1998                          5,119,349
                    1999                          1,042,248
                    2000                             10,508
                    2001                             12,184
                    Thereafter                      204,206
                                                 ----------

                    Total                        $6,410,242
                                                 ----------
                                                 ----------


NOTE G - SECURED SUBORDINATED DEBENTURES, PREFERRED STOCK AND WARRANTS ISSUED

     Under a Capitalization Agreement (the "Agreement") signed on December 1, 1995, the Company received $2,475,000 from an unaffiliated investor group ("new investors") in exchange for Secured Subordinated Debentures (the "debentures") with a principal amount of $1,237,500, 12,375 shares of Senior Redeemable Cumulative Convertible Preferred Stock ("preferred stock") with a stated value of $100 per share and warrants to purchase 19,800,000 shares of common stock of the Company.

     The debentures are due on June 19, 2001 and accrue interest at an annual rate of 2% over the published prime rate of interest (10.25% at June 30, 1996), payable quarterly over the life of the bonds. Such bonds are secured by all of the assets of the Company, however, subordinate to the secured debt under the revolving asset-based loan and the first and second mortgage loans described in Note F.

     The preferred stock is redeemable on December 1, 2000 for $1,237,500 in cash or common stock, based upon the lower of 70% of the fair market value of the underlying common stock on such date or $.25 per common share, at the option of the Company. The preferred stockholders are entitled to receive dividends quarterly at an annual fixed rate of 12%, the effect of which is cumulative to the extent the Company does not make such quarterly payment on the prescribed basis. On or after June 1, 1996 and through December 1, 2000, each preferred share may be converted into common stock of the Company at a conversion rate of $.25 per share (400 common shares for each preferred share converted). Each share of preferred

                     VTX Electronics Corp. and Subsidiaries

                          June 30, 1996, 1995 and 1994


NOTE G (CONTINUED)

     stock contains 1,500 votes or voting rights on all matters being voted on by the shareholders of the Company other than the election of directors. Additionally, the holders of the preferred stock, voting as a class, shall in each year elect seventy-five percent of the members of the Board of Directors of the Company. Effective December 1, 1995 and pursuant to the Agreement, the existing Board of Directors ("former directors") resigned in favor of a new Board of Directors ("new directors").

     The warrants to purchase common stock of the Company issued under the Agreement to the new investors are currently exercisable at $.125 per common share and have a term commencing June 1, 1996 and expiring
     December 1, 2000 for 4,950,000 of the warrants and an additional term commencing April 1, 1999 and expiring March 31, 2009 for the remaining 14,850,000 warrants. In connection with these issuances, the Company recorded a discount on the bonds payable of $185,625 and a discount on preferred stock of $185,625, representing the estimated relative fair market value of the warrants on the date of such issuance as determined by the Company, which will be recognized as interest expense and preferred stock dividends, respectively, on a straight-line basis over the 60-month term of the Agreement.

     Expenses of approximately $104,000 relating to various legal, accounting, consulting and other fees were incurred in connection with the Agreement, $52,000 of which has been attributed to the issuance of the debentures, which has been recorded as a deferred charge and is being amortized over the 60-month term on a straight-line basis, and $52,000 of which has been attributed to the issuance of the preferred stock/warrants, which has been recorded as a direct reduction to the equity received by the Company.

     On March 21, 1996 and June 19, 1996, the Company received an additional $1,237,500 and $1,290,000, respectively, from the new investors and certain additional individual and institutional investors, in exchange for additional Secured Subordinated Debentures for a principal amount of $1,237,500 and $1,290,000 and warrants to purchase 24,750,000 and
     25,800,000 shares of common stock of the Company, respectively.

     The debentures are substantially identical and pari passu with the debentures issued on December 1, 1995. Accordingly, such debentures are due on June 19, 2001 and accrue interest at an annual rate of 2% over the published prime rate of interest, payable quarterly over the life of the debentures. Such debentures are secured by all of the assets of the Company, however, subordinate to the secured debt under the revolving asset-based loan and the first mortgage loan as described in Note F.

                     VTX Electronics Corp. and Subsidiaries

                          June 30, 1996, 1995 and 1994


NOTE G (CONTINUED)

     The warrants to purchase 50,550,000 shares of common stock of the Company are exercisable at $.125 per common share and have a term commencing
     April 1, 1999 and expiring on March 31, 2009. In addition, the exercise price for the 19,800,000 warrants issued in connection with the December 1, 1995 agreement was reduced from $.25 to $.125 per share in connection with the March financing. The exercise of these warrants is contingent upon the authorization, by the shareholders, of additional authorized common stock. In connection with this issuance, the Company recorded a discount on the secured subordinated debentures of $247,500 and $258,000 in March and June 1996, respectively, which represents the estimated fair market value of the warrants on the date of such issuance as determined by the Company, which will be recognized as interest expense on a straight-line basis over the 60-month term of the agreement.

     Expenses of approximately $25,000 and $115,000 in March and June 1996, respectively, relating to various legal, accounting and other fees incurred in connection with the financings have been recorded as deferred charges and are being amortized over the 60-month term on a straight-line basis.


NOTE H - OTHER EQUITY TRANSACTIONS

     1. In 1989, the Company's former Board of Directors approved a nonqualified five-year stock option plan under which key employees could be granted options to purchase up to an aggregate 115,000 shares of the Company's common stock at an option price of $ .10 per share. Under the terms of this plan, options that were cancelled could not be re-issued. In April 1994, the plan expired. During fiscal 1995, 25,000 options were exercised and 10,000 options were cancelled. As of June 30, 1996, options to purchase 12,500 shares of the Company's common stock remain outstanding. These options are held by two ex-employees of the Company who exercised such options prior to termination of their employment with the Company. The Company has not issued stock certificates for the exercise of such options because of certain disputes between the Company and such ex-employees relating to their prior employment with the Company. The Company cannot presently determine whether or not the shares underlying such options will be issued to such ex-employees.

     2. In January 1992, the Company's former Board of Directors and stockholders approved the 1991 Incentive and Non-Qualified Stock Option Plan (the "Plan"), under which current and perspective employees may be granted options to purchase an aggregate of 500,000 shares of the Company's common stock. The Plan is administered by a committee consisting of three members of the Board of Directors. The committee designates which options granted under the Plan are Incentive Options and which are Non-Qualified Options. The option price may not

                     VTX Electronics Corp. and Subsidiaries

                          June 30, 1996, 1995 and 1994


NOTE H (CONTINUED)

          be less than the fair market value on the date of grant with exceptions required by the Internal Revenue Code of 1986, as amended, with respect to incentive stock options. The shares vest one-third each over three years of employment following the date of grant of the option. None of the options issued have been exercised. Under the terms of the Plan, options that are cancelled may be reissued. Such options expire ten years after the date of grant. At June 30, 1996, an aggregate of 42,500 options remain available for grant under the Plan.

          The following is a summary of the activity of the Plan:

               Stock options                       Shares      Price per share
               -------------                       ------      ---------------

               Balance at July 1, 1993             277,500     $1.00  -  $1.13

               Cancelled                          (155,000)    $1.00  -  $1.13
                                                 ---------
               Balance at June 30, 1994            122,500          $1.13

               Cancelled                           (95,000)         $1.13
                                                 ---------

               Balance at June 30, 1995             27,500          $1.13

               Granted                             430,000           .35
                                                 ---------

               Balance at June 30, 1996          $ 457,500       $.35 -$1.13
                                                 ---------       -----------
                                                 ---------       -----------

     3. In April 1992, the Company's former Board of Directors authorized and issued options to purchase an aggregate of 150,000 shares of common stock to the members of the Board of Directors at a price of $1.25 per share (the fair market value at date of grant), which options expire on May 1, 1997. No options have been exercised to date. During fiscal 1995, 20,000 options were cancelled upon resignation of a director. As of June 30, 1996, options to purchase 130,000 shares of the Company's common stock remain outstanding.

     4. In January 1993, the Company's former Board of Directors authorized and issued options to purchase an aggregate of 150,000 shares of the common stock to the members of the Board of Directors at a price of $1.13 per share (the fair market value at date of grant), which options expire on January 4, 1998. No options have been exercised to date. During fiscal 1995, 20,000 options were cancelled upon resignation of a director. As of June 30, 1996, options to purchase 130,000 shares of common stock are currently outstanding.

                     VTX Electronics Corp. and Subsidiaries

                          June 30, 1996, 1995 and 1994


NOTE H (CONTINUED)

     5. On February 25, 1993, an ex-officer of the Company purchased 100,000 shares of the Company's common stock for $100,000 (representing the fair market value at date of purchase), of which $50,000 was paid in cash and $50,000 in a 6% three-year promissory note. The interest on this note was payable quarterly and the principal of $50,000 was due on February 25, 1996. During fiscal 1995, such note was settled for $12,500 and the balance was written off.

     6. On March 4, 1994, the Company completed a series of equity transactions whereby the Company sold 2,000,000 shares of its common stock together with 2,000,000 common stock purchase warrants for a total of $1,000,000. Each warrant entitles the holder to purchase one share of common stock for $.50 per share. As described in Note H-14 below, such warrants were fully exercised in June 1994. One investor who purchased 500,000 shares received personal guarantees from members of the Company's Board of Directors that in the event the investor would sustain loss from the sales of the shares (including the shares obtained through the exercise of the warrants) such directors will indemnify the investor at any time through February 16, 1996. Should the guarantors have to perform under the terms of the guarantee, the ownership interest in the shares will transfer to the guarantors. During fiscal 1995, such guarantees were mutually terminated by the parties thereto.

     7. On March 28, 1994, pursuant to a consulting/investment banking agreement with an underwriter (Note J-3), the Company issued warrants to purchase 350,000 shares of its common stock at an exercise price of $1.25 per share (which was not less than the fair market value on such date). Such warrants are fully exercisable and expire five years from date of grant.

     8. On March 31, 1994, pursuant to an employment agreement (Note J-1), the Company's then president purchased 100,000 shares of the Company's common stock for $.50 per share, representing an amount less than the unadjusted quoted market price of the stock on such date. Consequently, the Company recognized compensation expense in the amount of $56,250 for the year ended June 30, 1994 representing the difference between the unadjusted quoted market price of the stock on such date and the price payable per share. The shares were purchased by the president with a $50,000, noninterest-bearing, nonrecourse note collateralized by the shares issued. Since the resignation of this ex-president on December 1, 1995, the note has been reclassified to other long-term assets.

                     VTX Electronics Corp. and Subsidiaries

                          June 30, 1996, 1995 and 1994


NOTE H (CONTINUED)

     9. In March 1994, pursuant to an employment agreement, the Company's then president was granted an option to purchase 300,000 shares of the Company's common stock at an exercise price of $.50 per share, representing an amount less than the unadjusted quoted market price of the stock on such date. The options become exercisable at the rate of one-third on each successive anniversary date over three years. Consequently, the Company recorded unearned compensation in the amount of $168,750, which was recognized as compensation expense over the employment period: $98,433, $56,254 and $14,063 were amortized as compensation expense during fiscal 1996, 1995 and 1994, respectively. The option expires five years after the date on which the options become exercisable.

     10. In connection with mortgage refinancings (Note F-2), the Company issued (i) on March 31, 1994, 250,000 common stock purchase warrants exercisable on or before March 31, 2001 at an exercise price of $.125 per share and (ii) on June 19, 1996, 1,250,000 common stock purchase warrants which are exercisable beginning April 1, 1999 through March 31, 2009 at an exercise price of $.125 per share.

     11. On April 6, 1994, the Company completed additional equity transactions by selling 500,000 shares of its common stock together with 500,000 common stock purchase warrants for a total of $250,000. Each warrant entitles the holder to purchase one share of common stock for $.50 per share. As described in Note H-14 below, such warrants were fully exercised in June 1994.

     12. On April 18, 1994, the Company adopted the 1994 Directors Stock Option Plan. This plan is intended to assist the Company in securing and retaining directors by allowing them to participate in the ownership and growth of the Company through the grant of stock options. The persons eligible for the 1994 Directors Stock Option Plan are any director who is not a full or part-time employee of the Company ("Eligible Director"). The granting of options will give the Eligible Directors an additional inducement to remain with the Company and will provide them with an increased incentive to work toward the Company's success.

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

                     VTX Electronics Corp. and Subsidiaries

                          June 30, 1996, 1995 and 1994


NOTE H (CONTINUED)

          On April 18, 1994, three directors of the Company were granted fully exercisable options under this plan to purchase an aggregate of 250,000 shares of the Company's common stock for a five-year period at an exercise price of $.50 per share representing an amount less than the unadjusted quoted market price of the stock on such date. Consequently, the Company recognized compensation expense in the amount of $156,250 for the year ended June 30, 1994 representing the difference between the unadjusted quoted market price of the stock on such date and the price payable per share.

     13. During November 1993 and April 1994, the Company issued options to purchase 250,000 shares of common stock at $1.25 per share (100,000 options vested immediately and the remaining options vested at the rate of 12,500 each month beginning November 1993) and warrants to purchase 468,750 shares of common stock at $.50 per share to consultants for services provided to the Company. In connection with these issuances, the Company recognized compensation expense in the amount of $369,063 for the year ended June 30, 1994, representing the estimated relative fair market value of the options ($.07 per share) and warrants ($.75 per share) on the dates of such issuance as determined by the Company's Board of Directors. As described in Note H-14 below, 450,000 of such warrants were exercised in June 1994. The 18,750 unexercised warrants expired during fiscal 1995. The options expire five years from the date of issuance and, as of June 30, 1996, such options are fully exercisable.

     14. In June 1994, the Company completed the registration of 3,950,000 shares of its common stock underlying outstanding common stock purchase warrants. The Company did not receive any of the proceeds from the sale of the common stock sold by the selling shareholders. However, the Company did receive $1,415,000 representing the net proceeds from the exercise of common stock purchase warrants ($1,975,000 in gross proceeds).

     15. On December 19, 1994, the Company issued 789,500 shares of its common stock to extinguish $394,750 of debt (Note F-3).

     16. On March 31, 1995, the Company issued stock options to the Company's then president to purchase 100,000 shares of common stock at an exercise price of $.50 per share (which amount was not less than the fair market value at the date of grant). Such options are fully exercisable and expire on March 31, 2000. As described in Note J-1 below, such options were granted in conjunction with the president's employment contract.

                     VTX Electronics Corp. and Subsidiaries

                          June 30, 1996, 1995 and 1994


NOTE H (CONTINUED)

     17. Under the Company's Directors' plans, on December 4, 1995, the Company issued options to the new Board of Directors to purchase 475,000 shares of common stock of the Company at an exercise price of $.25 per share (which amount was not less than the fair market value at the date of grant). As of June 30, 1996, 75,000 of such options were cancelled due to a director's resignation. Such options become exercisable in one-third increments on the grant anniversary date over the first three years and have a December 4, 2005 expiration date.

     18. On January 9, 1996, the Company issued options to its executive officers to purchase 700,000 shares of common stock of the Company at an exercise price of $.25 per share (which amount was not less than the fair market value at the date of grant). Such options become exercisable in one-third increments on the grant anniversary date over the first three years and have a January 8, 2001 expiration date.

     19. As described in Note G, during fiscal 1996, the Company issued 70,350,000 common stock purchase warrants in connection with capitalization and debentures agreements.

     20. The following information summarizes options and warrants at June 30, 1996:

                                            Reserved                                   Range of
                                              for                                      exercise
                 Description                issuance       Issued     Exercisable       price
                 -----------                --------       ------     -----------      --------
          Options - 1989 Employees             12,500        12,500                      $.10
          Options - 1991 Employees            500,000       457,500        27,500     .35 - 1.13
          Options - 1992 Directors            150,000       150,000       130,000     .25 - 1.25
          Options - 1993 Directors            150,000       150,000       130,000     .25 - 1.13
          Options - 1994 President's
            Issuance                          300,000       300,000       300,000         .50
          Options - 1994 Directors            600,000       600,000       250,000      .25 - .50
          Options - 1994 Consultants          250,000       250,000       250,000        1.25
          Warrants - 1994 Consultants         350,000       350,000       350,000        1.25
          Warrants - 1994 Debt
            Agreement                         250,000       250,000       250,000        .125
          Options - 1995 President's
            Issuance                          100,000       100,000       100,000         .50
          Options - 1996 Executive
            Issuance                          700,000       700,000                       .25
          Warrants - 1996 Debt Agreement    1,250,000     1,250,000                      .125
          Warrants - 1996 Capitalization
            Agreement                      19,800,000    19,800,000     4,950,000        .125
          Warrants - 1996 Additional
            Debentures                     50,550,000    50,550,000                      .125
                                           ----------    ----------     ---------

                                           74,962,500    74,920,000     6,737,500    $.10 - $1.25
                                           ----------    ----------     ---------    ------------
                                           ----------    ----------     ---------    ------------

                     VTX Electronics Corp. and Subsidiaries

                          June 30, 1996, 1995 and 1994


NOTE I - INCOME TAXES

     As a result of the Company's fiscal 1996, 1995 and 1994 losses and inability to realize tax benefits, the Company recorded no tax benefit for the years ended June 30, 1996, 1995 and 1994.

     Deferred taxes recorded in prior years have either reversed or have been eliminated by the recognition of net operating losses.

     Reconciliation between actual income tax benefit and the amount computed by applying the statutory Federal income tax rate to the pre-tax loss is as follows:

                                              1996         1995        1994
                                             ------       ------      ------
     Tax benefit at statutory federal
       income tax rates                   $(1,690,000)  $(447,455)  $(743,580)
     Respective years' net operating
       loss not currently utilizable        1,690,000     447,455     743,580
                                          -----------   ---------   ---------

                                          $      -      $    -      $    -
                                          -----------   ---------   ---------
                                          -----------   ---------   ---------

     The tax effects of temporary differences and loss carryforwards giving rise to deferred tax (assets) and liabilities are as follows:

                                                              June 30,
                                                     --------------------------
                                                        1996           1995
                                                     -----------    -----------

     Net operating loss carryforwards                $(4,495,000)   $(2,562,000)

     Other deferred assets
       Allowance for bad debts                          (115,000)       (87,000)
       Inventory reserves                               (219,000)      (203,000)
       Inventory capitalization                          (17,000)       (70,000)
       Other deferred assets                            (292,000)      (300,000)
                                                     -----------    -----------

     Gross deferred tax (asset)                       (5,138,000)    (3,222,000)

     Depreciation (deferred liability)                    58,000        271,000
                                                     -----------    -----------

     Net deferred tax (asset)                         (5,080,000)    (2,951,000)

     Deferred tax asset valuation allowance            5,080,000      2,951,000
                                                     -----------    -----------

     Net deferred tax asset                          $      -       $      -
                                                     -----------    -----------
                                                     -----------    -----------

                     VTX Electronics Corp. and Subsidiaries

                          June 30, 1996, 1995 and 1994


NOTE I (CONTINUED)

     The Company anticipates that for the foreseeable future it will continue to be required to provide a 100% valuation allowance for the tax benefit of its net operating loss carryforwards and temporary differences.

     At June 30, 1996, the Company has net operating losses available to carryforward of approximately $11,829,000 for tax purposes. Such net operating loss carryforwards expire through fiscal year 2011. No benefit has been recorded for such loss carryforwards since realization cannot be assured.

     The Company's use of its net operating loss carryforward is limited as the Company is deemed to have undergone an "ownership change", as defined in Internal Revenue Code Sec. 382, during the fiscal years ended June 30, 1992 and June 30, 1994. Based upon the Company's estimates of fair value, approximately $2,788,000 of the Company's total net operating loss of $11,829,000 is limited, pursuant to Internal Revenue Sec. 382, to approximately $715,000 annually during the carryforward period.


NOTE J - COMMITMENTS AND CONTINGENCIES

     1.   EMPLOYMENT AGREEMENTS

          On March 31, 1994, the Company entered into an employment agreement with its then president which required total annual minimum compensation of $200,000 through March 1997 plus an annual bonus based on a percentage of specified levels of achieved net profits. Effective December 1, 1995, this agreement was terminated in connection with his resignation and the obligation was settled for $134,000, charged to fiscal 1996 operations and is payable monthly through March 1997.

          On January 1, 1996, the Company entered into employment agreements with two of its newly appointed executive officers. The terms of these agreements extend through December 31, 1997 and provide for monthly compensation payments of $11,250 each.

          On May 1, 1996, the Company entered into an agreement with another executive officer which provides for compensation of up to a maximum of eight months of the executive's current base salary, approximating $67,500, upon termination of employment for any reason other than for certain circumstances, as defined in the agreement. The term of the agreement extends through May 1, 1999.

                     VTX Electronics Corp. and Subsidiaries

                          June 30, 1996, 1995 and 1994


NOTE J (CONTINUED)

     2.   MANAGEMENT AGREEMENT

          On January 1, 1996, the Company entered into a management agreement with a consulting firm, whereby the Company has retained one of the consulting firm's principals to function as its Chairman of the Board and Chief Executive Officer. The term of this agreement extends through December 31, 2000 and provides for monthly management fees of $12,000, provided, however, that the Company does not hire a president or chief operating officer during that period of time. To the extent that a president or chief operating officer is hired by the Company, the management fee will be reduced to $5,000 per month for any remaining term of the agreement.

     3.   CONSULTING AGREEMENTS

          Under the terms of a nonexclusive consulting/investment banking agreement, the Company is obligated to pay an underwriter $4,115 per month for 24 months which commenced in April 1995 for consulting services related to investment banking and finance services. This agreement was fully satisfied for approximately $25,000, an amount less than its full agreement terms on December 1, 1995, and charged to fiscal 1996 operations, as such services were no longer required.

          Effective April 1, 1994, the Company entered into a three-year consulting agreement with a director (currently a former director) for financial/management services. Under the terms of the agreement, the former director receives $4,000 per month. On December 1, 1995, the remaining unpaid amount under such agreement of $64,000 was charged to fiscal 1996 operations, as such services were no longer required.

     4.   LEASES

          The Company's minimum annual lease commitments under noncancellable operating leases for premises at June 30, 1996 are as follows:

               Year ending June 30:
                    1997                                 $386,000
                    1998                                  143,000
                    1999                                   73,000
                    2000                                   26,000
                                                         --------

                                                         $628,000
                                                         --------
                                                         --------

                     VTX Electronics Corp. and Subsidiaries

                          June 30, 1996, 1995 and 1994


NOTE J (CONTINUED)

          Rent expense, including related real estate taxes and other operating charges, was approximately $620,000, $429,000 and $542,000 for the years ended June 30, 1996, 1995 and 1994, respectively.


NOTE K - MAJOR CUSTOMER AND VENDORS

     During fiscal 1996, 1995 and 1994, one customer accounted for 11.4%, 14.7%, and 16.3%, respectively, of the net sales of the Company. For the fiscal year ended June 30, 1996, there were no vendors that accounted for more than 10% of the Company's purchases. For the year ended June 30, 1995, one vendor accounted for 15.7% of the Company's product purchases. During fiscal 1994, two vendors accounted for 10.8% and 12.1% of the Company's product purchases. Although the Company believes that it may be able to obtain competitive products of comparable quality from other suppliers, the loss of certain suppliers could have an adverse impact on operations.


NOTE L - UNITED KINGDOM OPERATIONS

     The United Kingdom subsidiary was 80% owned by the Company. On January 10, 1995, VTX Electronics Corp. purchased the 20% minority shareholder interest in Vertex Electronics UK, LTD for approximately $8,400.


NOTE M - EMPLOYEE PENSION PLAN

     The Company participates in a multi-employer, union-sponsored pension plan covering all union employees pursuant to a negotiated labor contract. Pension expense for the defined contribution plan for the years ended
     June 30, 1996, 1995 and 1994 was $48,000, $61,000 and $82,000,
     respectively. In the event of the Company's withdrawal from the multi-employer, union-sponsored plan, the Company could be liable for a portion of the plan's underfunding, if any.


NOTE N - LITIGATION

     An action was commenced in the New York State Supreme Court, County of Nassau, by CPI Aerostructures, Inc.("CPI"), alleging that the Company had wrongfully failed to consummate a proposed merger transaction. The plaintiff is seeking "break-up" fee damages in the amount of $400,000. The Company has served an answer and counterclaim, denying any wrongdoing and alleging that CPI misled the Company by

                     VTX Electronics Corp. and Subsidiaries

                          June 30, 1996, 1995 and 1994


NOTE N (CONTINUED)

     failing to adequately disclose material losses. The case is in its early stages; however, management believes the Company has a meritorious defense and will vigorously defend the action.


NOTE O - NEW ACCOUNTING STANDARDS NOT YET ADOPTED

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which provides guidance on when to assess and how to measure impairment of long-lived assets, certain intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", which give companies a choice of the method of accounting used to determine stock-based compensation. Companies may account for such compensation by either using the intrinsic value-based method provided by APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employers" or the fair market value-based method provided in SFAS No. 123. These statements are effective for financial statements for fiscal years beginning after December 15, 1995. The Company believes that the impact of adopting SFAS No. 121 will not have a material effect on the Company. The Company intends to use the intrinsic value-based method provided in APB No. 25 to determine stock-based compensation. The sole effect of the adoption of SFAS No. 123 is the obligation imposed on the Company to comply with the new disclosure requirements provided thereunder.


NOTE P - SUBSEQUENT EVENTS

     On September 2, 1996, the Company entered into a agreement to sell its 45,000 square foot corporate headquarters to an unaffiliated third party. Under the terms of the agreement, the Company will receive cash proceeds of $2,331,621 for the sale of the property, a portion of which will be used to retire the first and second mortgages described in Note F-2. The transaction has a closing date of November 30, 1996, but, in any event, no later than December 31, 1996 and is subject to the consent of the secured lenders of the Company, to the extent required. The Company does not anticipate that it will recognize a material gain or loss from sale upon closing the transaction. The Company expects net cash proceeds of approximately $800,000 from this transaction.

                     VTX Electronics Corp. and Subsidiaries

                          June 30, 1996, 1995 and 1994


NOTE P(CONTINUED)

     On October 3, 1996, the Company signed a letter of intent to purchase the net assets of Elcan Technologies, Inc. ("Elcan") through the issuance of a combination of cumulative convertible preferred stock, and other debt and equity securities. Under the terms of the letter of intent, through the receipt of 12,375 shares of $100 stated value, preferred stock, which may be converted into 4,950,000 shares of common stock and contain all of the rights as the existing preferred stock outstanding, and long-term notes and subordinated, secured debentures with detachable warrants to purchase 70,350,000 shares of common stock at an exercise price ranging from $.10 - $.12 per share, the owners of Elcan will possess an equal ownership in the Company on a fully exercised basis with the new investors and will have equal representation on the Company's board of directors. In addition, the current principal owner of Elcan will become the Chief Executive Officer of the Company upon completion of the transaction. The transaction is subject to the negotiation and execution of a definitive agreement, approval of the Boards of Directors of the Company and Elcan, and consent of the secured lenders of the Company, to the extent required.

                     VTX Electronics Corp. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                     Additions
                                        Balance,     charged to                    Balance,
                                       beginning     costs and                      end of
         Description                    of year       expenses      Deductions       year
         -----------                   ---------     -----------    ----------     --------
Year ended June 30, 1996:
  Allowance for doubtful accounts       $154,000     $  67,000                     $221,000

  Allowance for slow-moving
    and obsolete inventories            $535,000     $  40,000                     $575,000


Year ended June 30, 1995:
  Allowance for doubtful accounts       $394,000                   $133,000 (A)    $154,000
                                                                   $107,000 (D)

  Allowance for slow-moving
    and obsolete inventories            $903,000     $  65,000     $433,000 (B)    $535,000


Year ended June 30, 1994:
  Allowance for doubtful accounts       $216,000      $524,000     $346,000 (A)    $394,000

  Allowance for slow-moving                           $ 84,000
    and obsolete inventories            $641,000      $178,000 (C)                 $903,000


(A)  Net write-offs of uncollectible amounts.
(B)  Inventory returned to vendor or liquidated.
(C)  Inventory written down due to restructuring.
(D)  Net recovery of losses on accounts receivable.

                                       PART III

ITEM TEN - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The Directors of the Company and certain information concerning them as of June 30, 1996 are set forth below:

                                                                    First Year
                                                                      Became
    Name                Position With The Company            Age     Director
    ----                -------------------------            ---    ----------

Albert Roth             Chairman of the Board and            61        1995
                           Chief Executive Officer

Marshall D. Butler      Director                             69        1995

Hiro Hiranandani        Director                             58        1995

Ivor J. Jacobson        Director                             56        1996

Paul Lowell             Director                             44        1995

Dr. Kenneth Rind        Director                             61        1995

Executive Officers of the Company who are not Directors are set forth below:

    Name                Position With The Company            Age
    ----                -------------------------            ---

Paul Snead              Chief Financial Officer,             31
                           Vice President and
                           Secretary

Jeffrey S. Siansky      Executive Vice President,            34
                           Marketing

Stephen J. Stahl        Executive Vice President,            38
                           Sales and Operations

    Albert Roth has been Chairman and Chief Executive Officer of the Company since December 1995. For the five years prior thereto, Mr. Roth was independently employed as a business consultant as a principal of GPR Eastwood Inc. Mr. Roth has held several senior management and executive positions at various electronic distribution companies during the thirty years prior to becoming self-employed.

    Marshall D. Butler has been a Director of the Company since December 1995. Mr. Butler has been the Chairman of the Board of Alpha Technologies since April 1993, and served as its Chief Executive Officer from September 1994 through April 1995. Prior thereto, Mr. Butler served as a director of AVX Corporation, a manufacturer of ceramic capacitors and a subsidiary of Kyocera

Corporation, since December 1973. Mr. Butler served as Chairman and Chief Executive Officer of AVX Corporation from 1973 until his resignation in April 1993. Mr. Butler was a director of Kyocera Corporation from January 1990 through June 1995. Mr. Butler has been a director of Mass Mutual Corporate Investors and Mass Mutual Participation Investors since 1989.

    Hiro Hiranandani has been a Director of the Company since December 1995. Mr. Hiranandani has been the Chief Executive Officer of Computer Power Inc. and a member of its Board of Directors since June 1996. Prior thereto, Mr. Hiranandani was an independent business consultant to various businesses. From 1990 to 1995, Mr. Hiranandani was the President of Pitney Bowes Worldwide Mailing Systems, where he had held various other positions since 1977. Mr. Hiranandani received a B.S. in electrical engineering from the University of Missouri, an M.S. in electrical engineering from Purdue University, and an M.B.A. from the University of Bridgeport.

    Ivor J. Jacobson has been a Director of the Company since June 1996. Since 1994, Mr. Jacobson has been the Chief Executive Officer of Liberty Finance Corporation, Fundex Capital Corporation, a federally licensed US Small Business Investment Corporation and Anglo African Shipping Co. of New York Inc. For the twenty-six years prior thereto, Mr. Jacobson was associated with Trade & Industry Group ("T&I"), a financial services and investment and merchant banking group, and was its Chairman and Chief Executive Officer from 1968 to 1987. Mr. Jacobson received a Bachelor of Commerce degree from the University of the Witwatersrand, South Africa in 1963 and qualified as a Chartered Accountant in 1965.

    Paul Lowell has been a Director of the Company since December 1995. Since 1993, Mr. Lowell has been the General Partner of the Long Island Venture Fund, L.P. and President of Amplicon Corp. since 1994. For the two years prior thereto, Mr. Lowell was the President of Genetic MediSyn Corp.

    Dr. Kenneth Rind has been a Director of the Company since December
1995. Dr. Rind is Chairman of Oxford Venture Corporation, an independent venture capital management company which he co-founded in 1981. From 1976 to 1981, Dr. Rind was a principal at Xerox Development Corporation responsible for acquisitions and venture capital investments. From 1970 to 1976, he was Vice President of Corporate Finance at Oppenheimer & Co., Inc. and managed its venture capital and high technology corporate finance activities. He is a Director of Medical Sterilization, Inc., Alpha Technologies Group, Inc., Vasomedical, Inc., Computer Power Inc. and ESC Medical Systems, Ltd., in addition to several private companies. Dr. Rind received a B.A. in chemistry from Cornell University and a doctorate in nuclear chemistry from Columbia University.

    The following Executive Officers of the Company are not Directors:

    Paul Snead has been Chief Financial Officer and Vice President of the Company since January 1996. Mr. Snead has also been Corporate Secretary since August 1996. From May 1995 through December 1995, Mr. Snead was employed as a Manager at Grant Thornton LLP. From February 1993 through April 1995, Mr. Snead was Executive Officer, serving as Treasurer and Principal Accounting Officer, for Medical Action Industries Inc. For the six years prior thereto,

Mr. Snead was employed by Ernst & Young, LLP. Mr. Snead is a Certified Public Accountant and received a Bachelor of Business Administration degree in public accounting from Hofstra University.

    Jeffrey S. Siansky has been Executive Vice President, Marketing since January 1996. From February 1995 through December 1995, Mr. Siansky was employed as a Regional Sales Manager of VTEL Corporation, a manufacturer of video conferencing equipment. For the twelve years prior thereto, Mr. Siansky held various sales positions with Sprint Inc.

    Stephen J. Stahl has been Executive Vice President, Sales and Operations of the Company since his return to the Company in October 1995. From May 1995 through September 1995, Mr. Stahl was Vice President and General Manager of Fox Computer Services. For the six years prior thereto, Mr. Stahl held various sales positions with the Company.



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


                              SUMMARY COMPENSATION TABLE


                                                                         LONG-TERM COMPENSATION
                                                               Other     ----------------------
                                                               Annual                All Other
                                                               Compen-     Number     Compen-
     Name and                           Salary       Bonus     sation        of        sation
  Principal Position          Year       ($)          ($)      ($)(1)      Options       ($)
  ------------------          ----      ------     -------    --------     -------    --------

Albert Roth                   1996   $  85,470     $  -        $  -        250,000   $  -
  Chief Executive
  Officer

Donald W. Rowley              1996     182,517        -           -           -           -
  President                   1995     200,000        -           -        100,000   3,580 (3)
                              1994      62,692        -           -        300,000   3,580 (3)

Charles J. McMullin           1994      48,654        -           -           -           -
  Chief Executive             1993     146,579        -           -         60,000        -
  Officer (2)


    (1) Perquisites and other personal benefits, securities or property to each executive officer did not exceed the lesser of $50,000 or 10% of such executive officer's annual salary and bonus.

    (2) As of October 1993, Mr. McMullin was no longer an Executive Officer or employee of the Company. Mr. Rowley was appointed to replace Mr. McMullin in March 1994. As of November 1995, Mr. Rowley was no longer an Executive Officer or employee of the Company. Mr. Roth was appointed to replace Mr. Rowley.

    (3) The Company had purchased for Mr. Rowley a split dollar life insurance policy. The Company had paid the premium on such policy.

    The Company has no defined benefit pension plans.


DIRECTORS' COMPENSATION

    In fiscal 1996, directors who were not employees of the Company did not receive an annual fee.

STOCK OPTION TABLE

    The following table provides further information with respect to the options granted to the Executive Officers as of the fiscal year ended June 30, 1996.


                    Options Granted in Last Fiscal Year

                                          Individual Grants
                     -----------------------------------------------------------
                                    % of Total
                                       Options
                                    Granted to        Exercise
                      Options        Employees          or Base          Expir-
                      Granted        in Fiscal           Price            ation
Name                    (1)             Year           ($/Sh)             Date
----                 ---------       -----------       ---------       --------

Albert Roth          250,000             16%            $.25            1-2001


(1)  Options become exercisable over three years from the date of issuance.

The following table provides information with respect to options exercised and option values as of the fiscal year ended June 30, 1996.

                 Aggregated Options Exercised in Last Fiscal Year and
                            Fiscal Year-End Option Values


                                                                        Value of
                                                      Number of       Unexercised
                     Shares                           Unexercised     In-the-Money
                    Acquired                           Options        Options at
                       on              Value         at 6/30/96      6/30/96($)(1)
                    Exercise         Realized        Exercisable/     Exercisable/
Name                     #                $         Unexercisable    Unexercisable
----               ----------        ----------     --------------  --------------

Albert Roth             0                0             0/250,000           0/0


(1) The dollar value of unexercised options is calculated by determining the difference between the fair market of the Company's Common Stock which underlies the option at June 30, 1996, and the exercise price of the options.

EMPLOYMENT AGREEMENTS

    On March 31, 1994, the Company entered into an employment agreement with its then president which required total annual minimum compensation of $200,000 through March 1997 plus an annual bonus based on a percentage of specified levels of achieved net profits. Effective December 1, 1995, this agreement was terminated in connection with his resignation and the obligation was settled for $134,000, charged to fiscal 1996 operations and is payable monthly through March 1997.

    On January 1, 1996, the Company entered into employment agreements with two of its newly and recently appointed executive officers. The terms of these agreements extend through December 31, 1997 and provide for monthly compensation payments of $11,250 each.

    On May 1, 1996, the Company entered into an agreement with another executive officer which provides for compensation of up to a maximum of eight months of the executive's base salary, approximating $67,500, upon termination of employment for any reason other than for certain circumstances, as defined in the agreement. The term of the agreement extends through May 1, 1999.

MANAGEMENT AGREEMENT

    On January 1, 1996, the Company entered into a management agreement with a consulting firm whereas the Company has retained one of the consulting firm's principals to function as its Chairman of the Board and Chief Executive Officer. The term of this agreement extends through December 31, 2000 and provides for monthly management fees of $12,000, provided, however, that the Company does not hire a president or chief operating officer during that period of time. To the extent that a president or chief operating officer is hired by the Company, the management fee will be reduced to $5,000 per month for any remaining term of the agreement.



ITEM TWELVE - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of June 30, 1996, certain information regarding beneficial ownership of the Common Stock held by each person known by the Company to own beneficially more than 5% of the Common Stock, each of the Company's directors, each of the executive officers named in the Summary Compensation Table, and all of the Company's executive officers and directors as a group.

                                                      Beneficial Ownership
Name and Address                                  ---------------------------
of Beneficial Owner                                    Shares            %
-------------------                               --------------        ----

Marshall Butler                                    1,200,000 (1)        4.9%
750 Lexington Ave.
New York, N.Y. 10022

Hiro Hiranandani                                     200,000 (2)         .8%
7 La Villa Place
Wilton, Connecticut 06897

Long Island Venture Fund, L.P.                     2,000,000 (3)        8.2%
Paul Lowell, Partner
110 Lake Avenue South
Nesconsett, N.Y. 11767

Kenneth Rind                                         400,000 (4)        1.6%
44 West 77th Street
New York, N.Y. 10024

Albert Roth                                          200,000 (2)         .8%


LEG Partners SBIC, L.P.                            2,000,000 (3)        8.2%
230 Park Avenue
New York, N.Y. 10169

All directors and officers as a                    4,000,000 (5)       16.4%
   group (10 persons)

Preferred Shareholders as a                        9,900,000 (6)       40.7%
   group (15 persons/institutions)

(1) Includes 1,500 shares of preferred stock which are convertible into 600,000 shares of common stock as of June 1, 1996 and exercisable warrants to purchase 600,000 shares of common stock.

(2) Includes 250 shares of preferred stock which are convertible into 100,000 shares of common stock as of June 1, 1996 and exercisable warrants to purchase 100,000 shares of common stock.

(3) Includes 2,500 shares of preferred stock which are convertible into 1,000,000 shares of common stock as of June 1, 1996 and exercisable warrants to purchase 1,000,000 shares of common stock.

(4) Includes 500 shares of preferred stock which are convertible into 200,000 shares of common stock as of June 1, 1996 and exercisable warrants to purchase 200,000 shares of common stock.

(5) Includes 5,000 shares of preferred stock which are convertible into 2,000,000 shares of common stock as of June 1, 1996 and exercisable warrants to purchase 2,000,000 shares of common stock.

(6) Includes 12,375 shares of preferred stock which are convertible into 4,950,000 shares of common stock as of June 1, 1996 and exercisable warrants to purchase 4,950,000 shares of common stock. Each share of preferred stock contains 1,500 votes or voting rights on all matters being voted on by the shareholders of the Company other than the election of directors. Additionally, the holders of the preferred stock, voting as a class, shall in each year elect seventy-five percent of the members of the Board of Directors of the Company.



ITEM THIRTEEN - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    On December 4, 1995, the Company granted ten-year options to purchase Common Stock at $.25 per share to the following members of its Board of
Directors:  Marshall Butler - options to purchase 125,000 shares;  Kenneth Rind
- options to purchase 125,000 shares; Hiro Hiranandani - options to purchase 75,000 shares; Paul Lowell - options to purchase 75,000 shares; and Deborah Nabavian (appointed to the Board on December 1, 1995 and resigned on May 17,
1996)- options to purchase 75,000 shares. The options were granted pursuant to a Board-approved stock option plan. The adoption of the plan was approved at the July 27, 1994 annual meeting of the shareholders.

                                       PART IV


ITEM FOURTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K

(a) FINANCIAL STATEMENTS

    See index to consolidated financial statements.

(b) Form 8-K Reports

    No reports on Form 8-K were filed during the fourth quarter of fiscal 1996.

    A Form 8-K was filed on August 20, 1996.

(c) EXHIBITS

    3.1(a) Certificate of Incorporation (Exhibit 3(a) of Form S-18 Registration Statement No. 33-7693-NY)

    3.1(b) Certificate of Incorporation, as amended (Exhibit 3.1(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 1-9263)

    3.1(c)    Certificate of Amendment of the Certificate of Incorporation

    3.2       By-Laws (Exhibit 3(b) of Form S-18 Registration Statement No. 33-
              7693-NY)

    4.1 Form of Investment Banking Warrants (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 33-7693)

    4.2 Form of Private Placement Warrants (Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 33-7693)

    4.3 Warrant to Sterling Commercial Capital, Inc. (Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 33-7693)

    4.7 Form of senior subordinated note (incorporated by reference to Exhibit 4.7 to the registrant's current report on Form 8-K dated March 27, 1996)

    4.8 Form of Warrant (incorporated by reference to Exhibit 4.8 to the registrant's current report on Form 8-K dated March 27, 1996)

    4.9 Form of Debenture (incorporated by reference to Exhibit 4.9 to the registrant's current report on Form 8-K dated August 20,
              1996)

    4.10 Form of Warrant (incorporated by reference to Exhibit 4.10 to the registrant's current report on Form 8-K dated August 20, 1996)

    4.11 Form of Mortgage note (incorporated by reference to Exhibit 4.11 to the registrant's current report on Form 8-K dated August 20,1996)

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

    10.4 1991 Stock Option Plan (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 1-9263)

    10.5 Accounts Receivable Agreement [Security Agreement] between Congress Financial Corporation and Vertex Electronics, Inc., filed as exhibit 10(a) on Form 8-K on December 31, 1992

    10.6 Term Note of Vertex Electronics, Inc. dated December 31, 1992 in the principal amount of $1,500,000 in favor of Fleet Bank, filed as exhibit 10(b) on Form 8-K on December 31, 1992

    10.7 Stock Purchase Agreement dated as of October 17, 1991 between VX Capital Partners, L.P. and VTX Electronics Corp., incorporated by reference to exhibit 28(a) to the Registrant's Current Report on Form 8-K dated October 18, 1991

    10.8 Warrant Agreement, dated as of October 17, 1991, between VX Capital Partners, L.P. and VTX Electronics Corp., incorporated by reference to exhibit 28(b) to the Registrant's Current Report on Form 8-K dated October 18, 1991

    10.9 Loan Agreement dated as of October 17, 1991 between Vertex Electronics, Inc. and VX Capital Partners, L.P., incorporated by reference to exhibit 28(c) to the Registrant's Current Report on Form 8-K dated October 18, 1991

    10.10 Guaranty, dated as of October 17, 1991, by VTX Electronics Corp. in favor of VX Capital Partners, L.P., incorporated by reference to exhibit 28(e) to the Registrant's Current Report on Form 8-K dated October 18, 1991

    10.11 Investment Banking Agreement with Chatfield Dean & Co., Inc. dated March 28, 1994 (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 33-7693)

    10.12 Employment Agreement with Donald W. Rowley, dated March 31, 1994 (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 33-7693)

    10.13 Loan Agreement dated March 31, 1994 between VTX Electronics Corp., Vertex Electronics Inc. and Sterling Commercial Capital, Inc. (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 33-7693)

    10.14 $1,200,000 promissory note, dated March 31, 1994 made by VTX Electronics Corp. and Vertex Electronics Inc. in favor of Sterling Commercial Capital, Inc. (Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 33-7693)

    10.15     1994 Directors' Stock Option Plan.

21            Subsidiaries -
                     Name                        Place of Incorporation
                     ----                        ----------------------

              Vertex Technologies, Inc.          New York
              Vertex Electronics UK Ltd.         United Kingdom
              Vertex Data Systems, Inc.          Delaware (inactive)

    *23       Consent of Grant Thornton LLP, Independent Certified Public
              Accountants.


*Filed herewith

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of November 1996.


                                       VTX ELECTRONICS CORP.



                                       By:   /s/
                                             ---------------------
                                             Albert Roth,
                                             Chairman of the Board

                                       By:   /s/
                                             ---------------------
                                             Paul Snead,
                                             Chief Financial Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 4, 1996 by the following persons in the capacities indicated:


/s/                          Chairman of the Board
-------------------------
Albert Roth


/s/                          Director
--------------------------
Marshall Butler


/s/                          Director
--------------------------
Ivor Jacobson


/s/                          Director
--------------------------
Kenneth Rind


/s/                          Director
--------------------------
Hiro Hiranandani


/s/                          Director
--------------------------
Paul Lowell