Form 10-Q
period 1996-09-30
VTX ELECTRONICS CORP
filed 1996-11-14
CIK 798438

SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C.  20549


FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 1996
Commission File Number 33-7693

____________________________________________________________________________

VTX ELECTRONICS CORP.
(Exact name of registrant as specified in its charter)
____________________________________________________________________________


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

                           Yes    X         No _______



On November 1, 1996, 12,652,000 shares of common stock, $.10 par value and 12,375 shares of redeemable, cumulative, convertible preferred stock, $100 stated value were outstanding.



Note: This is Page 1 of a document consisting of 18 pages.

                  VTX ELECTRONICS CORP. AND SUBSIDIARIES
                             TABLE OF CONTENTS





                                                                        PAGE

PART I: FINANCIAL INFORMATION


ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


  Balance Sheets - September 30, 1996 and June 30, 1996..............     3


  Statements of Operations - Quarter Ended
    September 30, 1996 and 1995......................................     4


  Statements of Cash Flows - Quarter Ended
    September 30, 1996 and 1995......................................     5


  Notes to Condensed Consolidated Financial Statements...............  6-12



ITEM 2: Management's Discussion and Analysis of Financial Condition
  and Results of Operations............................................ 13-14



PART II- OTHER INFORMATION.............................................    15



SIGNATURES.............................................................    16

VTX ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                             September  30,       June 30,
                                                 1996              1996
                                              (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash....................................... $   269,028      $    73,230
  Accounts receivable, net of allowance
    for doubtful accounts of $222,000 and
    $221,000 as of September 30, 1996 and
    June 30, 1996, respectively..............   5,942,124        5,734,965
  Inventories, net...........................   4,560,022        3,293,924
  Prepaid expenses and other current
    assets...................................     391,013          620,747
                                              -----------       ----------
  TOTAL CURRENT ASSETS.......................  11,162,187        9,722,866

PROPERTY, PLANT AND EQUIPMENT, net...........   2,970,263        3,006,709

DEFERRED CHARGES AND OTHER ASSETS............     448,085          398,813
                                              -----------      -----------
TOTAL ASSETS................................. $14,580,535      $13,128,388
                                              ===========      ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Current portion of long-term debt.......... $    15,556      $    21,747
  Accounts payable and accrued expenses......   5,868,198        4,535,025
  Preferred stock dividends payable..........     123,750           86,625
                                              -----------      -----------
  TOTAL CURRENT LIABILITIES..................   6,007,504        4,643,397

LONG-TERM DEBT...............................   7,293,541        6,388,495

SECURED SUBORDINATED DEBENTURES, net.........   3,142,465        3,107,908

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Redeemable, Cumulative, Convertible Preferred
    stock, stated value $100 per share,
    authorized 5,000,000 shares, 12,375 issued
    and outstanding, net.....................   1,082,815        1,073,530
  Common stock, par value $.10 per share;
    authorized 40,000,000 shares; issued
    and outstanding 12,652,000 shares .......   1,265,200        1,265,200
  Paid-in capital............................   9,416,226        9,416,226
  Accumulated Deficit........................ (13,628,102)     (12,763,881)
  Cumulative foreign currency translation
    adjustment...............................         886           (2,487)
                                              ------------      -----------
  TOTAL STOCKHOLDERS' DEFICIENCY               (1,862,975)      (1,011,412)
                                              ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS'DEFICIENCY $14,580,535      $13,128,388
                                              ============     ============


The accompanying notes are an integral part of these financial statements.

VTX ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)



                                                    Three Months Ended
                                                      September  30,
                                                   1996            1995
                                               -----------     -----------

Net sales....................................  $ 7,743,931     $ 7,578,044


Cost of goods sold...........................    5,976,325       5,805,996
                                               -----------     -----------

Gross profit.................................    1,767,606       1,772,048


Selling, general and administrative expenses.    2,251,244       2,188,423


Interest expense.............................      349,335         169,649


Other (income) expense.......................       (5,880)         (2,537)
                                                -----------     -----------

Net loss.....................................     (827,093)       (583,487)


Dividends on preferred stock.................       37,125           -
                                               ------------    ------------

Net loss attributable to common stock........  $  (864,218)    $  (583,487)
                                               ============    ============



Share Information



Loss per share...............................  $      (.07)    $      (.05)
                                               ============    ============

Weighted average number of common shares
 outstanding.................................   12,652,000      12,652,000
                                               ============    ============







The accompanying notes are an integral part of these financial statements.

VTX ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                        Three Months Ended
                                                           September  30,
                                                         1996           1995
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stock..............  $  (864,218)  $  (583,487)
Adjustments to reconcile net loss to net
 cash (used in) provided by operating activities:
   Depreciation and amortization...................      152,203       145,992
   Provision for losses on accounts receivable.....        1,000          -
 Change in operating assets and liabilities:
  Increase in accounts receivable..................     (208,159)      (19,192)
  (Increase) decrease in inventories...............   (1,266,098)      111,832
  Decrease in prepaid expenses and other
    current assets.................................      229,734       123,748
  Increase in other assets.........................      (66,862)      (15,068)
  Increase in accounts payable and
    accrued expenses...............................    1,370,298       375,382
  Net cash (used in) provided by operating           ------------  ------------
   activities......................................     (652,102)      139,207
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures..............................      (54,328)      (35,435)
                                                     ------------  ------------
  Net cash used in investing activities............      (54,328)      (35,435)
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under debt agreements..................    8,493,864     7,591,201
 Debt repayments...................................  ( 7,595,009)   (8,043,404)
                                                     ------------  ------------
  Net cash provided by (used in) financing
   activities......................................      898,855      (452,203)
                                                     ------------  ------------
Effect of exchange rate changes on cash............        3,373         2,852
                                                     ------------  ------------
NET INCREASE (DECREASE) IN CASH....................      195,798      (345,579)

CASH at beginning of period........................       73,230       583,388
                                                     ------------  ------------
CASH at end of period..............................  $   269,028   $   237,809
                                                     ============  ============

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                         $   292,369   $   169,649
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

    The consolidated balance sheet as of September 30, 1996 and the related consolidated statements of operations and cash flows for the three months ended September 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1996 and for all periods presented have been made. Results of operations for the three months ended September 30, 1996 are not necessarily indicative of results of operations that may be expected for the year ending June 30, 1997.

    Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

    Certain amounts in the prior years' condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2. INVENTORIES

    Inventory consists principally for products held for sale. The Company regularly reviews its inventory for obsolete and slow-moving items which includes reviews of inventory levels of certain product lines and an evaluation of the inventory based on changes in technology and markets. As of September 30, 1996 and June 30, 1996, the reserve was approximately $575,000.


                               September 30,       June 30,
                                   1996              1996
                                ------------     ----------
    Raw Materials               $  102,209       $   77,011
    Work in Process                 30,093           33,555
    Finished Goods               4,427,720        3,183,358
                                ------------     ----------
     Inventories, net           $4,560,022       $3,293,924
                                ============     ==========

                    VTX ELECTRONICS CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3. LONG-TERM DEBT

    Long-term debt consists of the following:
                                                    September 30,   June 30,
                                                        1996          1996
                                                     -----------   ----------
      Revolving asset-based loan (a)..............   $ 6,010,875   $5,097,664
      First mortgage loan, net of imputed
       interest (b)...............................     1,029,474    1,029,053
      Second mortgage loan (b)....................       248,931      250,000
      Capitalized lease obligations (c)...........        19,817       33,525
                                                     -----------   ----------
                                                       7,309,097    6,410,242
                                                     -----------   ----------
      Less current portion of long-term debt......        15,556       21,747

                                                     $ 7,293,541   $6,388,495
                                                     ===========   ==========
a. On February 10, 1995, the Company entered into an amended and restated revolving credit agreement with a lending institution. Such agreement provided for a revolving credit facility with maximum available of $10,000,000 and expires on December 31, 1997. Under the terms of the credit facility, the Company is required to pay interest at prime plus 2 3/4%(11.0% at June 30, 1996) and a commitment fee of 1/2% per annum on the daily unused portion of the credit. The agreement also provides for termination fees as a result of default or early termination of 1% and .5% of the maximum credit if such termination occurs before December 31, 1996 and 1997, respectively. In connection with this financing amendment, the Company incurred in fiscal 1995 costs approximating $80,000, which have been accounted for as deferred charges and are being amortized through December 31, 1997. Under the terms of the agreement, borrowings are limited to 80% of eligible accounts receivable (constituting those amounts outstanding 90 days or less) and 50% of eligible accounts receivable outstanding between 91 and 120 days, and 40% of regular inventories and 20% of slow moving inventory. As of September 30, 1996 and June 30, 1996, the Company had $6,675,000 and $5,431,000
    availability under the eligibility terms of the facility, of which $6,011,000 and $5,098,000 was outstanding on such dates, respectively. This loan is collateralized by substantially all of the assets of the Company not otherwise collateralized. In connection with its revolving credit facility, the Company is subject to restrictive covenants which impose certain limitations with respect to the Company's incurrence of indebtedness, capital expenditures, creation or recurrence of liens,declaration or payment of dividends or other distributions, mergers, consolidations and sales or purchases of substantial assets. In general, the Company is not allowed to incur further indebtedness or create additional liens on its assets except for unsecured current liabilities incurred in the ordinary course of business or liabilities incurred in the ordinary course of business secured by purchase money security interest not to exceed an aggregate of $750,000. The Company is not allowed to make loans or investments or provide guarantees or to prepay indebtedness. The Company is prohibited from paying dividends on common stock and may not enter into a merger, consolidation or sale of all or substantially all of its assets. Additionally, the Company is required to maintain consolidated net worth, amended on March 15, 1996, to include subordinated debentures, of not less than $750,000 and to maintain consolidated working capital, defined as current assets less current liabilities and debt outstanding under the credit facility, of not less than a negative $1.5 million.

                    VTX ELECTRONICS CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


b. The first mortgage loan is with a group of lenders, and is payable over five years in monthly installments of $15,980,inclusive of principal and interest at 14%, commencing May 1, 1994, with a final installment of principal of $1,033,183 payable on April 1, 1999 and collateralized by a first mortgage lien on the Company's corporate headquarters. In connection with such loan, the Company issued to one of the lenders 250,000 common stock purchase warrants exercisable on or before March 31, 2001 at an exercise price of$.50 per share, which was subsequently reduced to $.125 per share. A portion of the proceeds of the loan has been allocated to the warrants based on the Company's Board of Directors' assessment of their fair value at the time of issuance ($.70 per share). For financial statement purposes, the fair value ascribed to the warrants of $175,781 has been deducted from the proceeds of the mortgage loan as additional interest expense and is being amortized over the term of the mortgage to yield an effective interest rate of approximately 20% per annum. The loans have prepayment penalties which are calculated as a percentage of the prepayment amount. The percentage is determined based upon the date of payment as follows:


                   Prepaid                                 Percentage
                   -------                                 ----------
                Between one and two years                      3%
                Between two and three years                    1%
                Thereafter                                     0%

    The second mortgage loan is with substantially the same group of lenders,and is payable over five years in monthly installments of $3,630, inclusive of principal and interest at 14.875%, commencing August 1, 1996, with a final installment of principal of $204,206 payable on July 1, 2001 and collateralized by a second mortgage lien on the Company's corporate headquarters. In connection with such loan, the Company issued 1,250,000 common stock purchase warrants, which are exercisable beginning April 1,1999 through March 31, 2009 at an exercise price of $.125 per share. The loan has prepayment penalties which are calculated as a percentage of the prepayment amount. The percentage is determined based upon the date of payment as follows:

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

    The loans contain covenants prohibiting certain types of transactions and limiting capital expenditures to $250,000 per annum without the prior consent of the lenders. The loans will be prepaid upon the closing of the sale of the corporate headquarters as discussed in Note 5e.

VTX ELECTRONICS CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



c. The Company leases its telephone system under agreements accounted for as capital leases. The obligation for the telephone system requires the Company to make monthly payments of $1,963 through December 1997.


    The following is a summary of the aggregate annual maturities of long-term debt (excluding the secured subordinated debentures,as described in Note 4):



                September 30:                Total
                                          -----------
                      1997                $    15,556
                      1998                  6,030,246
                      1999                  1,039,535
                      2000                     10,660
                      2001                     12,100
                      Thereafter              201,000
                                          -----------
                                          $ 7,309,097
                                          ===========



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

    The debentures are due on June 19,2001 and accrue interest at an annual rate of 2% over the published prime rate of interest (10.25% at June 30, 1996), payable quarterly over the life of the bonds. Such bonds are secured by all of the assets of the Company, however, subordinate to the secured debt under the revolving asset based loan and the mortgage loans described in Note 3.


    The preferred stock is redeemable on December 1, 2000 for $1,237,500 in cash or common stock, based upon the lower of 70% of the fair market value of the underlying common stock on such date or $.25 per common share, at the option of the Company. The preferred shareholders are entitled to receive dividends quarterly at an annual fixed rate of 12%, the effect of which is cumulative to the extent the Company does not make such quarterly payment on the prescribed basis. Since June 1, 1996 and through December 1, 2000, each preferred share may be converted into common stock of the Company at a conversion rate of$.25 per share (400 common shares for each preferred share converted). Each share of preferred stock contains 1,500 votes or voting rights on all matters being voted on by the shareholders of the Company other than the election of directors. Additionally, the holders of the preferred stock, voting as a class, shall in each year elect seventy-five percent of the members of the Board of Directors of the Company. Effective December 1, 1995 and pursuant to the Agreement, the existing Board of Directors

VTX ELECTRONICS CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    ("former directors") resigned in favor of a new Board of Directors ("new directors").

    The warrants to purchase common stock of the Company issued under the Agreement to the new investors are currently exercisable at $.125 per common share and have a term commencing June 1, 1996 and expiring December 1, 2000 for 4,950,000 of the warrants and an additional term commencing April 1,1999 and expiring March 31, 2009 for the remaining 14,850,000 warrants. In connection with these issuances,the Company recorded a discount on the bonds payable of $185,625 and a discount on preferred stock of $185,625, representing the estimated relative fair market value of the warrants on the date of such issuance as determined by the Company, which will be recognized as interest expense and preferred stock dividends, respectively, on a straight line basis over the 60 month term of the Agreement.

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

    On March 21, 1996, and June 19, 1996, the Company received an additional $1,237,500 and $1,290,000, respectively, from the new investors and certain additional individual and institutional investors,in exchange for additional Secured Subordinated Debentures for a principal amount of $1,237,500 and $1,290,000 and warrants to purchase 24,750,000 and 25,800,000 shares of common stock of the Company, respectively.

    The debentures are substantially identical and pari passu with the debentures issued on December 1, 1995. Accordingly, such debentures are due on June 19, 2001 and accrue interest at an annual rate of 2% over the published prime rate of interest, payable quarterly over the life of the debentures. Such debentures are secured by all of the assets of the Company, however, subordinate to the secured debt under the revolving asset based loan and the mortgage loans as described in Note 3.

    The warrants to purchase 50,550,000 shares of common stock of the Company are exercisable at$.125 per common share and have a term commencing April 1, 1999 and expiring on March 31, 2009. In addition, the exercise price for the 19,800,000 warrants issued in connection with the December 1, 1995 agreement was reduced from $.25 to $.125 per share in connection with the March financing. The exercise of these warrants is contingent upon the authorization, by the shareholders, of additional authorized common stock. In connection with this issuance, the Company recorded a discount on the secured subordinated debentures of $247,500 and $258,000 in March and June 1996, respectively, which represents the estimated fair market value of the warrants on the date of such issuance as determined by the Company, which will be recognized as interest expense on a straight line basis over the 60 month term of the agreement.

    Expenses of approximately $25,000 and $174,000 in March and June 1996, respectively, relating to various legal, accounting and other fees incurred in connection with the financing have been recorded as a deferred charge and are being amortized over the 60 month term on a straight line basis.

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


b. Management Agreement

    On January 1, 1996, the Company entered into a management agreement with a consulting firm whereby the Company has retained one of the consulting firm's principals to function as its Chairman of the Board and Chief Executive Officer. The term of this agreement extends through December 31, 2000 and requires monthly management fees of $12,000, provided however, that the Company does not hire a president or chief operating officer during that period of time. To the extent that a president or chief operating officer is hired by the Company, the management fee will be reduced to $5,000 per month for any remaining term of the agreement.


c. Leases

The Company's minimum annual lease commitments under noncancellable operating leases for premises at September 30, 1996 are as follows:

                         September 30:
                              1997            284,676
                              1998            142,868
                              1999             72,795
                              2000             25,656
                                           ----------
                                           $  525,995
                                           ==========
    Rent expense, including related real estate taxes and other operating charges, was approximately $186,400 and $139,200 for the three months ended September 30, 1996 and 1995, respectively.

VTX ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


d.  Litigation

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


e.  Sale of Building

    On September 2, 1996,the Company entered into a agreement to sell its 45,000 square foot corporate headquarters to an unaffiliated third party. Under the terms of the agreement, the Company will receive cash proceeds of $2,331,621 for the sale of the property, a portion of which will be used to retire the first and second mortgages described in Note 3b. The transaction has a closing date of November 30, 1996, but, in any event, no later than December 31,1996 and is subject to the consent of the secured lenders of the Company, to the extent required. The Company does not anticipate that it will recognize a material gain or loss from sale upon closing the transaction. The Company expects net cash proceeds of approximately $800,000 from this transaction.


6.  SUBSEQUENT EVENTS

    On October 3, 1996,the Company signed a letter of intent to purchase the net assets of Elcan Technologies, Inc. ("Elcan") through the issuance of a combination of cumulative convertible preferred stock, and other debt and equity securities. Under the terms of the letter of intent, through the receipt of 12,375 shares of $100 stated value, preferred stock, which may be converted into 4,950,000 shares of common stock and contain all of the rights as the existing preferred stock outstanding, and long-term notes and subordinated, secured debentures with detachable warrants to purchase 70,350,000 shares of common stock at an exercise price ranging from $.10 - $.125 per share, the owners of Elcan will possess an equal ownership in the Company on a fully exercised basis with the new investors and will have equal representation on the Company's board of directors. In addition, the current principle owner of Elcan will become the Chief Executive Officer of the Company upon completion of the transaction. The transaction is subject to the negotiation and execution of a definitive agreement, approval of the Boards of Directors of the Company and Elcan, and consent of the secured lenders of the Company, to the extent required.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Quarter Ended September 30, 1996 and 1995

Net sales for the quarter ended September 30, 1996 increased $165,887 or 2% to $7,743,931 compared to $7,578,044 for the quarter ended September 30, 1995. Value added distribution sales decreased approximately $613,000 or 12% to $4,485,000, for the quarter ended September 30, 1996 from $5,098,000 for the quarter ended September 30, 1995. Sales of manufactured cable assemblies increased approximately $776,000 or 31% to $3,259,000 for the quarter ended September 30, 1996 from $2,483,000 for the quarter ended September 30, 1995. The slight increase in sales is attributable to a re-established sales force and the return of certain key customers.

Gross profit for the quarter ended September 30, 1996 decreased $4,442 or less than 1% to $1,767,606 from $1,772,048 for the quarter ended September 30, 1995. Gross profit as a percentage of sales was 22.8% for the quarter ended September 30, 1996 compared to 23.4% for the quarter ended September 30, 1995. The slight decrease in gross profit margin is due to a slight decrease in unit selling prices.

Selling, general and administrative expenses increased $62,821 or 3% to $2,251,244 for the quarter ended September 30, 1996 from $2,188,423 for the quarter ended September 30, 1995. The slight increase in expense was due to the increase in sales as selling, general and administrative expense as a percentage of sales remained constant at 29%.

Interest expense, including dividends on preferred stock, increased $216,811 or 128% to $386,460 for the quarter ended September 30, 1996 from $169,649 for the quarter ended September 30, 1995. The increase was due to the subordinated debentures and preferred stock outstanding during the quarter ended September 30, 1996 which were not outstanding during the quarter ended September 30, 1995.


Liquidity and Financial Condition
As of September 30, 1996

Current assets have increased $1,439,321 to $11,162,187 at September 30, 1996 from $9,722,866 at June 30, 1996. This increase resulted primarily from a $1,266,098 increase in net inventory. Cash increased $195,798 due primarily to the cash proceeds received in August from the second mortgage executed on June 19, 1996 for $250,000. The Company has net working capital of $5,154,683 at September 30, 1996 as compared to $5,079,469 at June 30, 1995 as the aforementioned increase in current assets was offset by a $1,364,107 increase in current liabilities. Total borrowings outstanding were $10,451,562 at September 30, 1996 as compared to $9,518,150 at June 30, 1996. The increase was due primarily to a $913,211 increase in the amount outstanding under the Company's revolving credit facility. Additional credit available under this facility was approximately $664,000 at September 30, 1996 as compared to approximately $333,000 at June 30, 1996.

As described in footnote 5e, on September 2, 1996, the Company entered into an agreement to sell its 45,000 square foot corporate headquarters to an unaffiliated third party. Under the terms of the agreement, the Company will receive cash proceeds of approximately $2,332,000 for the sale of the property. It is estimated that approximately $800,000 of net cash proceeds will be available to the Company for working capital purposes after retiring the first

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


and second mortgages currently outstanding and paying expenses incurred in connection with the transaction. The transaction is subject to the approval of the secured lenders of the Company, to the extent required.

Notwithstanding the above, the Company anticipates that its cash on hand coupled with amounts available under its revolving credit facility and anticipated net cash proceeds from the sale of its corporate headquarters may not be sufficient to meet its cash and working capital requirements based upon expected sales. The Company intends to issue additional debt and equity securities to fund this shortfall. However, there can be no assurance that the Company will be able to raise such additional financing to fund such potential shortfall.




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


Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K

           (a)  Exhibits
                                   None

           (b)  Reports on Form 8-K
                A Form 8-K was filed on August 20, 1996

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






Dated: November 12, 1996

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      VTX ELECTRONICS CORP.


                                          By: /s/ Albert Roth
                                             -------------------------
                                              Chief Executive Officer

                                          By: /s/ Paul Snead
                                             -------------------------
                                              Chief Financial Officer






Dated: November 12, 1996