Form 10-Q
period 1996-12-31
VTX ELECTRONICS CORP
filed 1997-02-25
CIK 798438

SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C.  20549


FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 1996
Commission File Number 33-7693

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



On February 1, 1997, 12,652,000 shares of common stock, $.10 par value and 12,375 shares of redeemable, cumulative, convertible preferred stock, $100 stated value were outstanding.






Note: This is Page 1 of a document consisting of 17 pages.















    	VTX ELECTRONICS CORP. AND SUBSIDIARIES
	TABLE OF CONTENTS





                                                                        PAGE

PART I: FINANCIAL INFORMATION


ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


  Balance Sheets - December 31, 1996 and June 30, 1996..............     3


  Statements of Operations - Six Months Ended
    December 31, 1996 and 1995......................................     4

  Statements of Operations - Three Months Ended
    December 31, 1996 and 1995......................................     5

  Statements of Cash Flows - Six Months Ended
    December 31, 1996 and 1995.................... ..................    6


  Notes to Condensed Consolidated Financial Statements...............  7-13



ITEM 2: Management's Discussion and Analysis of Financial Condition
  and Results of Operations.......................................... 14-15



PART II- OTHER INFORMATION...........................................    16



SIGNATURES...........................................................    17






VTX ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                             December 31,       June 30,
                                                 1996             1996
                                             (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash....................................... $   355,804      $    73,230
    Accounts receivable, net of allowance
    for doubtful accounts of $277,000 and
    $221,000 as of December 31, 1996 and
    June 30, 1996, respectively..............   5,365,288        5,734,965
    Inventories, net.........................   4,235,941        3,293,924
    Prepaid expenses and other current
    assets............................ ......     156,537          620,747
  TOTAL CURRENT ASSETS.......................  10,113,570        9,722,866

PROPERTY, PLANT AND EQUIPMENT, net...........     728,755        3,006,709

DEFERRED CHARGES AND OTHER ASSETS............     435,137          398,813

TOTAL ASSETS................................. $11,277,462      $13,128,388
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Current portion of long-term debt.......... $ 5,258,942      $    21,747
  Accounts payable and accrued expenses......   6,709,728        4,535,025
  Preferred stock dividends payable..........     160,875           86,625

  TOTAL CURRENT LIABILITIES..................  12,129,545        4,643,397

LONG-TERM DEBT.....  ..........................    49,596        6,388,495

SECURED SUBORDINATED DEBENTURES, net.........   2,547,022        3,107,908

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Redeemable, Cumulative, Convertible Preferred
    stock, stated value $100 per share,
    authorized 5,000,000 shares, 12,375 issued
    and outstanding, net.....................   1,092,097        1,073,530
  Common stock, par value $.10 per share;
    authorized 40,000,000 shares; issued
    and outstanding 12,652,000 shares .......   1,265,200        1,265,200
    Paid-in capital..........................   9,416,226        9,416,226
    Accumulated Deficit...................... (15,236,190)     (12,763,881)
  Cumulative foreign currency translation
    adjustment...............................      13,966           (2,487)

  TOTAL STOCKHOLDERS' DEFICIENCY               (3,448,701)      (1,011,412)

TOTAL LIABILITIES AND STOCKHOLDERS'DEFICIENCY $11,277,462      $13,128,388


The accompanying notes are an integral part of these financial statements.


VTX ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                   Six Months Ended
                                                     December 31,
                                                   1996           1995

Net sales....................................  $14,820,319    $14,135,614


Cost of goods sold...........................   12,261,144     12,108,238


Gross profit.................................    2,559,175      2,027,376


Selling, general and administrative expenses.    3,874,932      3,816,931


Interest expense.............................      713,251        378,625


Other (income) expense.......................      120,551         (2,933)


Recapitalization related charge..............         -           297,767


Net loss before extraordinary item...........   (2,149,559)    (2,463,014)


Extraordinary loss on early extinguishment
  of debt, net...............................      248,500           -


Net loss.....................................   (2,398,059)    (2,463,014)


Dividends on preferred stock.................       74,250         12,375


Net loss attributable to common stock........  $(2,472,309)   $(2,475,389)



Share Information

Loss per share...............................  $      (.20)   $      (.20)


Weighted average number of common shares
 outstanding.................................   12,652,000     12,652,000






The accompanying notes are an integral part of these financial statements.

VTX ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                   Three Months Ended
                                                      December 31,
                                                   1996           1995

Net sales....................................  $ 7,076,388    $ 6,557,570


Cost of goods sold...........................    5,967,474      6,032,242


Gross profit.................................    1,108,914        525,328


Selling, general and administrative expenses.    1,943,785      1,898,508


Interest expense.............................      363,915        208,976


Other (income) expense.......................      123,673           (396)


Recapitalization related charge..............         -           297,767


Net loss before extraordinary item...........   (1,322,459)    (1,879,527)


Extraordinary loss on early extinguishment
  of debt, net...............................      248,500           -


Net loss.....................................   (1,570,959)    (1,879,527)


Dividends on preferred stock.................       37,125         12,375


Net loss attributable to common stock........  $(1,608,084)  $ (1,891,902)



Share Information

Loss per share...............................  $      (.13)   $      (.15)


Weighted average number of common shares
 outstanding.................................   12,652,000     12,652,000






The accompanying notes are an integral part of these financial statements.

VTX ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                           Six Months Ended
                                                             December 31,
                                                         1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stock..............  $(2,472,309)  $(2,475,389)
Adjustments to reconcile net loss to net
 cash (used in) provided by operating activities:
   Depreciation and amortization...................      419,779       266,158
   Deferred compensation amortization..............         -           98,433
   Provision for losses on accounts receivable.....       80,000        25,000
   Provision for slow moving and obsolete
    inventories....................................       70,000       225,000
	  Loss on sale of Corporate Headquarters..........      122,000          -
Change in operating assets and liabilities:
  Decrease in accounts receivable..................      289,677       419,623
  (Increase) decrease in inventories...............   (1,012,017)      676,048
  Decrease in prepaid expenses and other
    current assets.................................      464,210        70,047
  (Increase) in other assets.......................      (67,262)      (42,735)
  Increase in accounts payable and
    accrued expenses...............................    2,237,175      (269,353)
  Net cash (used in) provided by operating
   activities......................................      131,253    (1,007,168)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................     (112,398)      (59,566)
  Proceeds from sale of Corporate Headquarters.....    2,086,502          -  __

  Net cash used in investing activities............    1,974,104       (59,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under debt agreements..................   16,767,905    14,643,798
 Debt repayments...................................  (18,607,141)  (16,201,483)
 Proceeds from issuance of debentures, net.........         -        1,025,875
 Proceeds from issuance of preferred stock, net....         -        1,025,875
 Proceeds from issuance of warrants................         -          371,250

  Net cash provided by (used in) financing
   activities......................................   (1,839,236)      865,315

Effect of exchange rate changes on cash............       16,453         6,987

NET INCREASE (DECREASE) IN CASH....................      282,574      (194,432)

CASH at beginning of period........................       73,230       583,388

CASH at end of period..............................  $   355,804   $   388,956


Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                         $   528,432   $   356,969


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

	The consolidated balance sheet as of December 31, 1996 and the related consolidated statements of operations and cash flows for the three and six months ended December 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 1996 and for all periods presented have been made. Results oations that may be expected for the year ending June 30, 1997.

	As described in Note 8, the Company file petitions for relief under Chapter
 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of New York.

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

2. INVENTORIES

	Inventory consists principally for products held for sale. The Company regularly reviews its inventory for obsolete and slow-moving items which includes reviews of inventory levels of certain product lines and an evaluation of the inventory based on changes in technology and markets. As of December 31, 1996 and June 30, 1996, the reserve was approximately
 $641,000 and $520,000, respectively.

	                              December 31,       June 30,
  	              	                1996             1996
	Raw Materials	              $   40,363       $   77,011
	Work in Process	               150,376           33,555
	Finished Goods	              4,045,202        3,183,358
	 Inventories, net	          $4,235,941       $3,293,924


	VTX ELECTRONICS CORP. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3. LONG-TERM DEBT

	Long-term debt consists of the following:
                                                     December 31,   June 30,
                                                        1996          1996
      Revolving asset-based loan (a)..............   $ 5,249,551   $5,097,664
      First mortgage loan, net of imputed
       interest (b)...............................          -       1,029,053
      Second mortgage loan (b)....................          -         250,000
      Capitalized lease obligations (c)...........        58,987       33,525
                                                       5,308,538    6,410,242

      Less current portion of long-term debt......     5,258,942       21,747

                                                     $    49,596   $6,388,495

a.	On February 10, 1995, the Company entered into an amended and restated
 revolving credit agreement with a lending institution. Such agreement provided for a revolving credit facility with maximum available of $10,000,000 and expires on December 31, 1997. Under the terms of the credit facility, the Company is required to pay interest at prime plus 2 3/4%
 (11.0% at June 30, 1996) and a commitment fee of 1/2% per annum on the daily unused portion of the credit. The agreement also provides for termination fees as a result of default or early termination of .5% of the maximum credit if such termination occurs before December 31, 1997, respectively. In connection with this financing amendment, the Company incurred in fiscal 1995 costs approximating $80,000, which have been accounted for as deferred charges and are being amortized through December 31, 1997. Under the terms of the (constituting those amounts outstanding 90 days or less) and 50% of eligible accounts receivable outstanding between 91 and 120 days, and 40% of regular inventories and 20% of slow moving inventory. As of December 31, 1996, and June 30, 1996, the Company had $5,094,000 and $5,431,000 availability under the eligibility terms of the facility, of which $5,390,000 and $5,098,000 was outstanding on such dates, respectively. On December 31, 1996, the Company was advanced an additional $296,00 in excess of amounts available under this credit facility. This loan is collateralized by substantially all of the assets of the Company not otherwise collateralized. In connection with its revolving credit facility, the Company is subject to restrictive covenants which impose certain limitations with respect to the Company's incurrence of indebtedness, capital expenditures, creation or recurrence of liens, declaration or payment of dividends or other distributions, mergers, consolidations and sales or purchases of substantial assets. In general, the Company is not allowed to incur further indebtedness or create additional liens on its assets except for unsecured current liabilities incurred in the ordinary course of business or liabilities incurred in the ordinary course of business secured by purchase money security interest not to exceed an aggregate of $750,000. The Company is not allowed to make loans or investments or provide guarantees or to prepay indebtedness. The Company is prohibited from paying dividends on common stock and may not enter into a merger, consolidation or sale of all or substantially all of its assets. Additionally, the Company is required to maintain consolidated net worth, amended on March 15, 1996, to include subordinated debentures, of not less than $750,000 and to maintain consolidated working capital, defined as current assets less current liabilities and debt outstanding under the credit facility, of not less than a negative $1.5 million. As of December 31, 1996, the Company is currently in default of the latter covenant.



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

		On December 20, 1996, the first and second mortgage loans were satisfied using the proceeds from the sale of the Company's headquarters in
 Farmingdale, NY.  In addition, a portion of the remaining proceeds were used to retire approximately $750,000 of the secured subordinated debentures, as described in Note 4. Accordingly, the Company recorded an extraordinary loss totaling $248,500 related to the early extinguishment of the mortgages and secured subordinated debt.  The extraordinary loss consists primarily of the write-off of the associated debt discount and deferred debt costs, prepayment penalties, and other costs associated with the retirement of debt. There was no tax benefit recognized for the extraordinary item because it increased net loss for the period.


c. The Company leases its telephone system under agreements accounted for as capital leases. The obligation for the telephone system requires the Company to make monthly payments of $1,963 through December 1997.

   The following is a summary of the aggregate annual maturities of long-term debt (excluding the secured subordinated debentures, as described in Note 4):

                   December 31:              Total
                      1997              $ 5,294,047
                      1998                   20,940
                      1999                   10,000
                      2000                     -
                      2001                     -
                      Thereafter               -

                                        $ 5,325,457



VTX ELECTRONICS CORP. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4. SECURED SUBORDINATED DEBENTURES, PREFERRED STOCK AND WARRANTS ISSUED

Under a Capitalization Agreement (the "Agreement") signed on December 1,1995, the Company received $2,475,000 from an unaffiliated investor group ("new investors")in exchange for Secured Subordinated Debentures (the "debentures") with a principal amount of $1,237,500, 12,375 shares of Senior Redeemable Cumulative Convertible Preferred Stock ("preferred stock")with a stated value of $100 per share and warrants to purchase 19,800,000 shares of common stock of the Company.

The debentures are due on June 19, 2001 and accrue interest at an annual rate of 2% over the published prime rate of interest (10.25% at June 30, 1996), payable quarterly over the life of the bonds. Such bonds are secured by all of the assets of the Company, however, subordinate to the secured debt under the revolving asset based loan and the mortgage loans described in Note 3.

The preferred stock is redeemable on December 1, 2000 for $1,237,500 in cash or common stock, based upon the lower of 70% of the fair market value of the underlying common stock on such date or $.25 per common share, at the option of the Company. The preferred shareholders are entitled to receive dividends quarterly at an annual fixed rate of 12%, the effect of which is cumulative to the extent the Company does not make such quarterly payment on the prescribed basis. Since June 1, 1996 and through December 1, 2000, each preferred share may be converted into common stock of the Company at a conversion rate of $.25 per share (400 common shares for each preferred share converted). Each share of preferred stock contains 1,500 votes or voting rights all matters being voted on by the shareholders of the Company other than the election of directors. Additionally, the holders of the preferred stock, voting as a class, shall in each year elect seventy-five percent of the members of the Board of Directors of the Company. Effective December 1, 1995 and pursuant to the Agreement, the existing Board of Directors ("former directors") resigned in favor of a new Board of Directors ("new directors").


The warrants to purchase common stock of the Company issued under the Agreement to the new investors are currently exercisable at $.125 per common share and have a term commencing June 1, 1996 and expiring December 1, 2000 for 4,950,000 of the warrants and an additional term commencing April 1, 1999 and expiring March 31, 2009 for the remaining 14,850,000 warrants. In connection with these issuances, the Company recorded a discount on the bonds payable of $185,625 and a discount on preferred stock of $185,625, representing the estimated relative fair market value of the warrants on the date of such issuance as determined by teh Company, which will be recognized as interest expense and preferred stock dividends, respectively, on a straight line basis over the 60 month term of the Agreement.

Expenses of approximately $104,000 relating to various legal, accounting, consulting and other fees were incurred in connection with the Agreement, $52,000 of which has been attributed to the issuance of the bonds, which has been recorded as a deferred charge and is being amortized over the 60 month term on a straight line basis, and $52,000 of which has been attributed to the issuance of he preferred stock, which has been recorded as a direct reduciton to the equity received by the Company.




VTX ELECTRONICS CORP. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

The warrants to purchase 50,550,000 shares of common stock of the Company are exercisable at $.125 per common share and have a term commencing April 1, 1999 and expiring on March 31, 2009. In addition, the exercise price for the 19,800,000 warrants issued in connection with the December 1, 1995 agreement was reduced from $.25 to $.125 per share in connection with the March financing. The exercise of these warrants is contingent upon the authorization, by the shareholders, of additional authorized common stock. In connection with this issuance, the Company recorded a discount on the secured subordinated debentures of $247,500 and $258,000 in March and June 1996, respectively, which represents the estimated fair market value of teh warrants on the date of such issuance as determined by the Company, which will be recognized as interest expense on a straight line basis over the 60 month term of the agreement.

Expenses of approximately $25,000 and $174,000 in March and June 1996, respectively, relating to various legal, accounting and other fees incurred in connection with the financing have been recorded as a deferred charge and are being amortized over the 60 month term on a straight line basis.

On December 20, 1996, the Company paid pro-rata to all subordinated debenture holders, the sum of $750,000 with the proceeds received from the closing of the sale of the Farmingdale, New York facility. The Company recorded an extraordinary loss related to the early extinguishment. See Notes 3b and 6.


5. SALE OF CORPORATE HEADQUARTERS

On December 20, 1996, the Company sold its 45,000 square foot corporate headquarters in Farmingdale, NY to an unaffiliated third party. The Company used proceeds of approximately $2,332,000 to retire the first and second mortgages and a portion of the secured subordinated debentures, as described in Notes 3 and 4.

The Company recognized a loss of approximately $122,000 on the sale of the headquarters. The losses included in other (income) expense for the three month and six month periods ended December 31, 1996, in the accompanying statements of operations.



VTX ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. COMMITMENTS AND CONTINGENCIES

a. Employment Agreements

On March 31, 1994, the Company entered into an employment agreement with its then president which required total annual minimum compensation of $200,000 through March 1997 plus an annual bonus based on a percentage of specified levels of achieved net profits. Effective December 1, 1995, this agreement was terminated in connection with his resignation and the obligation was settled for $134,000, charged to fiscal 1996 operations and is payable monthly through March 1997 (see Note 8).

On January 1, 1996, the Company entered into employment agreements with two of its newly appointed executive officers. The terms of these agreements extend through December 31, 1997 and provide for monthly compensation payments of $11,250 each (see Note 8).


b. Management Agreement

On January 1, 1996, the Company entered into a management agreement with a consulting firm whereby the Company has retained one of the consulting firm's principals to function as its Chairman of the Board and Chief Executive Officer. The term of this agreement extends through December 31, 2000 and requires monthly management fees of $12,000, provided however, that the Company does not hire a president or chief operating officer during that period of time. To the extent that a president or chief operating officer during that period of time. To the extent that a president or chief operating officer is hired by the Company, the management fee will be reduced to $5,000 per month for any remaining term of the agreement.


c. Leases

The Company's minimum annual lease commitments under noncancellable operating leases for premises at December 31, 1996 are as follows:

                          December 31:
	                          1997           182,724
	                          1998           154,604
	                          1999            77,685
	                          2000            25,656

	                                       $ 440,669

Rent expense, including related real estate taxes and other operating charges, was approximately $333,664 and $305,488 for the six months ended December 31, 1996 and 1995, respectively.









VTX ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


d.	Litigation
	An action was commenced in the New York State Supreme Court, County of Nassau, by CPI Aerostructures, Inc.("CPI"), alleging that the Company had wrongfully failed to consummate a proposed merger transaction. The plaintiff is seeking "break-up" fee damages in the amount of $400,000. The Company has served an answer and counterclaim, denying any wrongdoing and alleging that CPI misled the Company by failing to adequately disclose material losses.
The case is in its early stages, however management believes the Company has a meritorious defense and will vigorously defend the action.


7.	TERMINATION OF INTENT TO MERGE WITH ELCAN TECHNOLOGIES, INC.

On October 3, 1996, the Company signed a letter of intent to purchase the net assets of Elcan Technologies, Inc. ("Elcan") through the issuance of a combination of cumulative convertible preferred stock, and other debt and equity securities. On December 24, 1996, the Company terminated the letter of intent.


8.  SUBSEQUENT EVENTS - PETITION FOR RELIEF UNDER CHAPTER 11

On January 10, 1997, the Company (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States
Bankruptcy Court for the Eastern District of New York. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the courts (or agreed to by parties in interest) of allowed claims for contingecies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plany and equipment, accounts receivables and inventories.


The debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages.







	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Six Months Ended December 31, 1996 and 1995

Net sales for the six months ended December 31, 1996 increased $684,000 or 5% to $14,820,000 compared to $14,136,000 for the six months ended December 31, 1995. Value added distribution sales decreased approximately $724,000 or 8% to $8,354,000, for the six months ended December 31, 1996 from $9,078,000 for the six months ended December 31, 1995. Sales of manufactured cable assemblies increased approximately $1,408,000 or 28% to $6,466,000 for the six months ended December 31, 1996 from $5,058,000 for the six months ended December 31, 1995. The increase in sales is attributable to a re-established sales force and the return of certain key customers.

Gross profit for the six months ended December 31, 1996 increased $532,000 or 26% to $2,559,000 from $2,027,000 for the six months ended December 31, 1995. Gross profit as a percentage of sales was 17.3% for the six months ended December 31, 1996 compared to 14.3% for the six months ended December 31, 1995. The increase in gross profit margin is partially due to a $225,000 provision for slow moving and obsolete inventories recorded during the six months ended December 31, 1995 and also attributable to sales focus on marginal projects.

Selling, general and administrative expenses increased $58,000 to $3,875,000 for the six months ended December 31, 1996 from $3,817,000 for the six months ended December 31, 1995 due to the increase in sales.

Interest expense, including dividends on preferred stock, increased $397,000 or 102% to $788,000 for the six months ended December 31, 1996 from $391,000 for the six months ended December 31, 1995. The increase was due to the subordinated debentures and preferred stock outstanding during the six months ended December 31, 1996 which were not respectively outstanding during the six months ended December 31, 1995.

Other (income) expense consists primarily of the loss recorded on the sale of the Company's headquarters of approximately $122,000.


Results of Operations
Quarter Ended December 31, 1996 and 1995

Net sales for the quarter ended December 31, 1996 increased $518,000 or 8% to $7,076,000 compared to $6,558,000 for the quarter ended December 31, 1995.
Value added distribution sales decreased approximately $111,000 or 3% to $3,869,000, for the quarter ended December 31, 1996 from $3,980,000 for the quarter ended December 31, 1995. Sales of manufactured cable assemblies increased approximately $629,000 or 24% to $3,207,000 for the quarter ended December 31, 1996 from $2,578,000 for the quarter ended December 31, 1995. The increase in sales is attributable to a re-established sales force and the return of certain key customers.

Gross profit for the quarter ended December 31, 1996 increased $584,000 or 111% to $1,109,000 from $525,000 for the quarter ended December 31, 1995. Gross profit as a percentage of sales was 15.7% for the quarter ended December 31, 1996 compared to 8.0% for the quarter ended December 31, 1995. The increase in gross profit margin is partially due to a $225,000 provision recorded for slow moving and obsolete inventory during the quarter ended December 31, 1995 and also attributable to sales focus on marginal projects.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Selling, general and administrative expenses increased $45,000 to $1,944,000 for the quarter ended December 31, 1996 from $1,899,000 for the quarter ended December 31, 1995 due to the increase in sales.

Interest expense, including dividends on preferred stock, increased $180,000 or 81% to $401,000 for the quarter ended December 31, 1996 from $221,000 for the quarter ended December 31, 1995. The increase was due to the subordinated debentures and preferred stock outstanding during the quarter ended December 31, 1996 which were not respectively outstanding during the quarter ended December 31, 1995.

Other expense (income) consists primarily of the loss recorded on the sale of the Company's headquarters of approximately $122,000.


Liquidity and Financial Condition
As of December 31, 1996

Current assets have increased $391,000 to $10,114,000 at December 31, 1996 from $9,723,000 at June 30, 1996. This increase resulted primarily from an increase in the company's cash and inventory offset by a decrease in accounts receivable and prepaid expenses and other current assets. The Company has net working capital of ($2,016,000) at December 31, 1996 as compared to $5,079,000 at June 30, 1996 due to the reclassification of the Company's revolving asset based loan to current portion of long term debt. Total borrowings outstanding were $7,855,560 at December 31, 1996 as compared to $9,518,150 at June 30, 1996. The decrease was due primarily to the Company satisfying certain mortgages of approximately $1,276,000 on the Company's headquarters in Farmingdale, NY, which was sold (see Note 5). In addition, $750,000 was prepaid to the subordinated debenture holders using the remaining proceeds from the sale of teh Company's headquarters. Offsetting the above reduction is an increase in the amount outstanding under the Company's revolving credit facility of approximately $152,000.

On January 10, 1997, the Company (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States
Bankruptcy Court for the Eastern District of New York. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from refection of executory contracts, including leases, and from the determination by the courts (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant and equipment, accounts receivables and inventories.







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


Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K

           (a)  Exhibits
                                   None

           (b)  Reports on Form 8-K
A Form 8-K was filed on January 15, 1997

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      VTX ELECTRONICS CORP.


	                                By:
	                                    Albert Wroth
	                                    Chief Executive Officer

	                                By:
	                                    Nicholas T. Hutzel
	                                    Chief Financial Officer






Dated: February 14, 1997









SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      VTX ELECTRONICS CORP.


	                                By: /s/ Albert Roth
	                                    Chief Executive Officer

	                                By: /s/ Nicholas T. Hutzel
	                                    Chief Financial Officer






Dated: February 14, 1997