Form 10-Q
period 1997-03-31
VTX ELECTRONICS CORP
filed 1997-05-20
CIK 798438

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                  FORM 10-Q


            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended March 31, 1997
                       Commission File Number 33-7693

___________________________________________________________________________

                            VTX ELECTRONICS CORP.
                           (DEBTOR-IN-POSSESSION)
           (Exact name of registrant as specified in its charter)
___________________________________________________________________________


           Delaware                                      11-2816128
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     Identification Number)


            920 Conklin Street, Farmingdale, New York 11735
          (Address of principal executive offices and zip code)


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

Yes    X         No _______



On May 1, 1997, 12,652,000 shares of common stock, $.10 par value and 12,375 shares of redeemable, cumulative, convertible preferred stock, $100 stated value were outstanding.






Note: This is Page 1 of a document consisting of 19 pages.

                  VTX ELECTRONICS CORP. AND SUBSIDIARIES
                           (DEBTOR-IN-POSSESSION)
                              TABLE OF CONTENTS





                                                                        PAGE

PART I: FINANCIAL INFORMATION


ITEM 1: UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


  Balance Sheets - March 31, 1997 and June 30, 1996.................     3


  Statements of Operations - Nine Months Ended
    March 31, 1997 and 1996.........................................     4

  Statements of Operations - Three Months Ended
    March 31, 1997 and 1996.........................................     5

  Statements of Cash Flows - Nine Months Ended
    March 31, 1997 and 1996.................... .....................    6


  Notes to Condensed Consolidated Financial Statements...............  7-14



ITEM 2: Management's Discussion and Analysis of Financial Condition
  and Results of Operations.......................................... 15-17



PART II- OTHER INFORMATION...........................................    18



SIGNATURES...........................................................    19

                   VTX ELECTRONICS CORP. AND SUBSIDIARIES
                           (DEBTOR-IN-POSSESSION)
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                               March 31,        June 30,
                                                 1997             1996
                                              (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash....................................... $   385,586      $    73,230
Accounts receivable, net of allowance
    for doubtful accounts of $355,000 and
    $221,000 as of March 31, 1997 and
    June 30, 1996, respectively..............   3,173,394        5,734,965
Inventories, net.............................   3,410,488        3,293,924
Prepaid expenses and other current
    assets............................ ......      56,011          620,747
                                              -----------      -----------
 TOTAL CURRENT ASSETS.......................   7,025,479        9,722,866

PROPERTY, PLANT AND EQUIPMENT, net...........     639,384        3,006,709

DEFERRED CHARGES AND OTHER ASSETS............     157,655          398,813
                                              -----------      -----------
TOTAL ASSETS................................. $ 7,822,518      $13,128,388
                                              ===========      ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
LIABILITIES NOT SUBJECT TO COMPROMISE:
  Current portion of long-term debt.......... $ 2,961,816      $    21,747
Accounts payable and accrued expenses........   1,597,875        4,535,025
  Preferred stock dividends payable..........     198,000           86,625
                                              -----------      -----------
  TOTAL LIABILITIES NOT SUBJECT TO
    COMPROMISE...............................   4,757,691        4,643,397

ESTIMATED LIABILITIES SUBJECT TO COMPROMISE:
  Accounts payable and accrued expenses......   5,863,659            -

LONG-TERM DEBT NOT SUBJECT TO COMPROMISE.....      29,615        6,388,495

SECURED SUBORDINATED DEBENTURES, net.........   2,581,579        3,107,908

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Redeemable, Cumulative, Convertible Preferred
    stock, stated value $100 per share,
    authorized 5,000,000 shares, 12,375 issued
    and outstanding, net.....................   1,101,379        1,073,530
  Common stock, par value $.10 per share;
    authorized 40,000,000 shares; issued
    and outstanding 12,652,000 shares .......   1,265,200        1,265,200
Paid-in capital..............................   9,416,226        9,416,226
Accumulated Deficit.......................... (17,199,342)     (12,763,881)
  Cumulative foreign currency translation
    adjustment...............................       6,511           (2,487)
                                              ------------     ------------
  TOTAL STOCKHOLDERS' DEFICIENCY               (5,410,026)      (1,011,412)
                                              ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS'DEFICIENCY $ 7,822,518      $13,128,388
                                              ============     ============

 The accompanying notes are an integral part of these financial statements.

                   VTX ELECTRONICS CORP. AND SUBSIDIARIES
                           (DEBTOR-IN-POSSESSION)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                    Nine Months Ended
                                                        March 31,
                                                   1997           1996

Net sales....................................  $18,394,919    $21,587,578

Cost of goods sold...........................   15,459,331     18,369,931
                                               -----------    -----------
Gross profit.................................    2,935,588      3,217,647

Selling, general and administrative expenses.    5,530,378      6,021,720

Interest expense.............................    1,085,062        618,955

Other expense (income).......................      117,449         (3,445)

Chapter 11 Reorganization related expenses...      278,285           -

Recapitalization related charge..............         -           297,767
                                                ----------     ----------
Net loss before extraordinary item...........   (4,075,586)    (3,717,350)

Extraordinary loss on early extinguishment
  of debt, net...............................      248,500          -
                                                ----------     ----------
Net loss.....................................   (4,324,086)    (3,717,350)

Dividends on preferred stock.................      111,375         49,500
                                                ----------     ----------

Net loss attributable to common stock........  $(4,435,461)   $(3,766,850)
                                               ============   ============




Share Information

Loss per share...............................  $      (.35)   $      (.30)
                                               ============   ============

Weighted average number of common shares
 outstanding.................................   12,652,000     12,652,000
                                               ============   ============




 The accompanying notes are an integral part of these financial statements.

                  VTX ELECTRONICS CORP. AND SUBSIDIARIES
                           (DEBTOR-IN-POSSESSION)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                   1997           1996

Net sales....................................  $ 3,574,598    $ 7,451,964

Cost of goods sold...........................    3,198,185      6,292,124
                                               -----------    -----------
Gross profit.................................      376,413      1,159,840

Selling, general and administrative expenses.    1,775,445      2,174,358

Interest expense.............................      251,812        240,330

Other (income) expense.......................       (3,104)          (512)

Chapter 11 Reorganization related expenses...      278,285           -
                                                -----------   ------------
Net loss.....................................   (1,926,025)    (1,254,336)

Dividends on preferred stock.................       37,125         37,125
                                                -----------   ------------
Net loss attributable to common stock........  $(1,963,150)  $ (1,291,461)
                                               ============  =============




Share Information

Loss per share...............................  $      (.16)   $      (.10)
                                               ============   ============

Weighted average number of common shares
 outstanding.................................   12,652,000     12,652,000
                                               ============   ============



 The accompanying notes are an integral part of these financial statements.

                   VTX ELECTRONICS CORP. AND SUBSIDIARIES
                           (DEBTOR-IN-POSSESSION)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                           Nine Months Ended
                                                               March 31,
                                                         1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stock..............   $(4,435,461)  $(3,766,850)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
   Depreciation and amortization...................       526,048       380,035
   Deferred compensation amortization..............           -          98,433
   Provision for losses on accounts receivable.....       245,000        25,000
   Provision for slow moving and obsolete
   inventories.....................................        70,000       250,000
  Loss on sale of Corporate Headquarters...........       122,000          -
Change in operating assets and liabilities:
  Decrease (increase) in accounts receivable.......     2,316,571    (1,292,939)
  (Increase) decrease in inventories...............      (186,564)     (297,824)
  Decrease in prepaid expenses and other
    current assets.................................       565,657        40,539
  Decrease (increase) in other assets..............       205,301       (56,851)
  Increase in accounts payable and
    accrued expenses...............................     3,026,056       601,014
                                                       ----------    -----------
  Net cash provided by (used in) operating
   activities......................................     2,454,608    (4,019,173)
                                                       ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...............................       (80,769)     (92,651)
Proceeds from sale of Corporate Headquarters,net.       2,086,502           -
                                                       ----------    -----------
  Net cash provided by (used in) investing
   activities......................................     2,005,733       (92,651)
                                                       ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under debt agreements..................    20,016,070    23,612,446
 Debt repayments...................................   (24,173,053)  (23,501,826)
 Proceeds from issuance of debentures, net.........        -          2,015,875
 Proceeds from issuance of preferred stock, net....        -          1,025,875
 Proceeds from issuance of warrants................        -            618,750
                                                       ----------    -----------
  Net cash (used in) provided by financing
   activities......................................   (4,156,983)     3,771,120
                                                       ----------    -----------
Effect of exchange rate changes on cash............        8,998          4,928
                                                       ----------    -----------
NET INCREASE (DECREASE) IN CASH....................      312,356       (335,776)

CASH at beginning of period........................       73,230        583,388
                                                       ----------    -----------
CASH at end of period..............................   $  385,586     $  247,612
                                                      ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                          $  812,448     $  584,413
                                                      ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                    VTX ELECTRONICS CORP. AND SUBSIDIARIES
                           (DEBTOR-IN-POSSESSION)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION & PETITION FOR RELIEF UNDER CHAPTER 11
  The accompanying condensed consolidated financial statements include the accounts of VTX Electronics Corp. and its wholly-owned subsidiaries (the
  "Company"),   Vertex  Technologies,  Inc.,   Vertex  Data   Systems,   Inc.
  [inactive], and its foreign subsidiary, Vertex Technologies UK, LTD. As a result of the loss of its major United Kingdom customer, the Company initiated in February, 1997 the liquidation of its UK subsidiary. Under an agreement with an unrelated third party, the Company sold its fixed assets and inventories. The Company does not anticipate recording any material gain or
  loss as result of this liquidation.   All significant intercompany
  transactions and balances have been eliminated  in consolidation.

  The consolidated balance sheet as of March 31, 1997 and the related consolidated statements of operations and cash flows for the three and nine months ended March 31, 1997 and 1996, have been prepared by the Company
  without  audit.   In  the  opinion of management,  all  adjustments  (which
  include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1997 and for all periods presented have been made. Results of operations for the nine months ended March 31, 1997 are not necessarily indicative of results of operations that may be expected for the year ending June 30, 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

  On January 10, 1997, the Company (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of New York. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the courts (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims are secured primarily by liens on the Debtor's property, plant and equipment, accounts receivables and inventories.

  The accompanying consolidated financial statements have been prepared on a going concern basis assuming the realization of assets and liquidation of liabilities in the ordinary course of business. However, under Chapter 11, claims arose, or are based on events that occured, before the filing date. The terms of reorganization to be confirmed by the Bankruptcy Court. Such liabilities are reflected in the Consolidated Balance Sheets as liabilities subject to compromise under reorganization proceedings.

  The debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages. The Company continues to manage its affairs and operate its business as a debtor-in-possession, subject to the supervision of the Bankruptcy Court while the case is pending.

  On May 7, 1997, the Company entered into an agreement, subject to Bankruptcy Court approval, with TW Cable LLC, whose owner is a director of the Company, (the "Asset Purchase Agreement") pursuant to which TW Cable LLC would acquire the Company;s Distribution Business and all of its assets used in connection with the Distribution Business. The proposed purchase price for the Distribution Assets is an amount equal to $500,000 plus an amount equal to 82.5% of the net book value of the Company's Distribution Inventory.
  Pursuant to the Asset Purchase Agreement, TW Cable LLC agreed to assume certain leases of the Company. TW Cable is permitted pursuant to the Asset Purchase Agreement to pay the purchase price for the Distribution Assets, other than the Distribution Inventory, by credit bidding the secured liens held by it, including the liens securing the Debentures. The terms of the Asset Purchase agreement are subject to higher and better offers in a proceeding to be conducted by the Bankruptcy Court. The Closing of the transaction contemplated by the Asset Purchase Agreement is currently scheduled to be held as soon as practicable, but not later than ten (10) days after receipt of such approval from the Bankruptcy Court.

  Since the Company filed for protection under the Bankruptcy Code, TW Cable has provided $350,000 cash collateral to the Company's revolving credit lender (Note 3a), in an effort to support the Company's continuing cashflows.

  Notwithstanding the above, the office of the US Trustee has brought a motion to convert this case to Chapter 7 or dismiss the case. The Company and its counsel believe this motion to be defendable at this time.


2. INVENTORIES

  Inventory consists principally for products held for sale. The Company regularly reviews its inventory for obsolete and slow-moving items which includes reviews of inventory levels of certain product lines and an evaluation of the inventory based on changes in technology and markets. As of March 31, 1997 and June 30, 1996, the reserve was approximately $645,000 and $520,000, respectively.
                                      March 31,        June 30,
                                        1997             1996
    Raw Materials                    $   93,355       $   77,011
    Work in Process                      11,228           33,555
    Finished Goods                    3,305,905        3,183,358
                                     ----------       ----------
    Inventories, net                 $3,410,488       $3,293,924

                    VTX ELECTRONICS CORP. AND SUBSIDIARIES
                           (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. LONG-TERM DEBT

    Long-term debt consists of the following:
                                                       March 31,    June 30,
                                                        1997          1996
      Revolving asset-based loan (a)..............   $ 2,924,822   $5,097,664
      First mortgage loan, net of imputed
       interest (b)...............................          -       1,029,053
      Second mortgage loan (b)....................          -         250,000
      Capitalized lease obligations (c)...........        66,609       33,525
                                                     -----------   ----------
                                                       2,991,431    6,410,242
      Less current portion of long-term debt......     2,961,816       21,747
                                                     -----------   ----------
                                                     $    29,615   $6,388,495
                                                     ===========   ==========
a.On  February  10,  1995, the Company entered into an amended  and  restated
  revolving  credit  agreement  with a lending institution.   Such  agreement
  provided for a revolving credit facility with maximum available of $10,000,000 and expires on December 31, 1997. Under the terms of the credit facility, the Company is required to pay interest at prime plus 2 3/4% (11.0% at June 30, 1996) and a commitment fee of 1/2% per annum on the daily unused portion of the credit. The agreement also provides for termination fees as a result of default or early termination of .5% of the maximum credit if such termination occurs before December 31, 1997,
  respectively.   In  connection with this financing amendment,  the  Company incurred in fiscal 1995 costs approximating $80,000, which have been accounted for as deferred charges and are being amortized through December 31, 1997. The unamortized balance of approximately $25,000 has been written off during the quarter ended March 31, 1997. Under the terms of the agreement, borrowings are limited to 80% of eligible accounts receivable (constituting those amounts outstanding 90 days or less) and 50% of eligible accounts receivable outstanding between 91 and 120 days, and 40% of regular
  inventories and 20% of  slow  moving inventory.   As  of  March  31, 1997 and
  June 30, 1996, the Company had $3,036,000 and $5,431,000 availability under the eligibility terms of the facility, of which $2,925,000 and $5,098,000 was outstanding on such dates, respectively.
  This loan is collateralized by substantially all of the assets of the Company not otherwise collateralized. In connection with its revolving credit facility, the Company is subject to restrictive covenants which impose certain limitations with respect to the Company's incurrence of indebtedness, capital expenditures, creation or recurrence of liens, declaration or payment of dividends or other distributions, mergers,
  consolidations and sales or purchases of substantial assets.   In  general,
  the Company is not allowed to incur further indebtedness or create additional liens on its assets except for unsecured current liabilities incurred in the ordinary course of business or liabilities incurred in the ordinary course of business secured by purchase money security interest not to exceed an aggregate of $750,000. The Company is not allowed to make
  loans or investments or provide guarantees or to prepay indebtedness.   The
  Company is prohibited from paying dividends on common stock and may not enter into a merger, consolidation or sale of all or substantially all of its assets. Additionally, the Company is required to maintain consolidated net worth, amended on March 15, 1996, to include subordinated debentures, of not less than $750,000 and to maintain consolidated working capital, defined as current assets less current liabilities and debt outstanding under the credit facility, of not less than a negative $1.5 million.

  As of March 31, 1997, the Company is in default of certain covenants of the
  aforementioned agreement.   The lender continues to provide financing under
  this credit facility.

                   VTX ELECTRONICS CORP. AND SUBSIDIARIES
                           (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

b.The  first  mortgage loan is with a group of lenders, and is  payable  over five years in monthly installments of $15,980, inclusive of principal and interest at 14%, commencing May 1, 1994, with a final installment of principal of $1,033,183 payable on April 1, 1999 and collateralized by a first mortgage lien on the Company's corporate headquarters. In connection with such loan, the Company issued to one of the lenders 250,000 common stock purchase warrants exercisable on or before March 31, 2001 at an exercise price of $.50 per share, which was subsequently reduced to $.125 per share. A portion of the proceeds of the loan has been allocated to the warrants based on the Company's Board of Directors' assessment of their fair value at the time of issuance ($.70 per share). For financial statement purposes, the fair value ascribed to the warrants of $175,781 has been deducted from the proceeds of the mortgage loan as additional interest expense and is being amortized over the term of the mortgage to yield an effective interest rate of approximately 20% per annum.

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

  On December 20, 1996, the first and second mortgage loans were satisfied using the proceeds from the sale of the Company's headquarters in Farmingdale, NY. In addition, a portion of the remaining proceeds were used to retire approximately $750,000 of the secured subordinated debentures, as described in Note 5. Accordingly, the Company recorded an extraordinary loss totaling $248,500 related to the early extinguishment of the mortgages and secured subordinated debt. The extraordinary loss consists primarily of the write-off of the associated debt discount and deferred debt costs, prepayment penalties, and other costs associated with the retirement of debt.

c.The  Company leases its telephone system under agreements accounted for  as
  capital  leases.   The  obligation for the  telephone  system  requires  the
  Company  to  make  monthly payments of $1,963 through  December  1997.   The
  Company also leases certain warehouse equipment accounted for as capital leases. The obligation for the warehouse equipment requires the Company to make monthly payments of $1,745 through August 1999.

  The following is a summary of the aggregate annual maturities of long-term debt (excluding the secured subordinated debentures, as described in Note
  4):
                 March 31:                  Total
                      1998              $ 2,961,816
                      1999                   20,940
                      2000                    8,675
                                        -----------
                                        $ 2,991,431
                                        ===========

                   VTX ELECTRONICS CORP. AND SUBSIDIARIES
                           (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

  The  warrants  to  purchase  common stock of the Company  issued  under  the
  Agreement to the new investors are currently exercisable at $.125 per common share and have a term commencing June 1, 1996 and expiring December 1, 2000 for 4,950,000 of the warrants and an additional term commencing April 1, 1999 and expiring March 31, 2009 for the remaining 14,850,000 warrants. In connection with these issuance's, the Company recorded a discount on the bonds payable of $185,625 and a discount on preferred stock of $185,625, representing the estimated relative fair market value of the warrants on the date of such issuance as determined by the Company, which will be recognized as interest expense and preferred stock dividends, respectively, on a straight line basis over the 60 month term of the Agreement.

  Expenses of approximately $104,000 relating to various legal, accounting, consulting and other fees were incurred in connection with the Agreement, $52,000 of which has been attributed to the issuance of the bonds, which has been recorded as a deferred charge and is being amortized over the 60 month term on a straight line basis, and $52,000 of which has been attributed to the issuance of he preferred stock, which has been recorded as a direct reduction to the equity recieved by the Company. The unamortized balance of approximately $40,000 has been written off during the quarter ended March 31, 1997.

                   VTX ELECTRONICS CORP. AND SUBSIDIARIES
                           (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

  The debentures are substantially identical and pari passu with the debentures issued on December 1, 1995. Accordingly, such debentures are due on June 19, 2001 and accrue interest at an annual rate of 2% over the published prime rate of interest, payable quarterly over the life of the debentures. Such debentures are secured by all of the assets of the Company, however, subordinate to the secured debt under the revolving asset based loan and the mortgage loans as described in Note 4.

  The warrants to purchase 50,550,000 shares of common stock of the Company are exercisable at $.125 per common share and have a term commencing April
  1, 1999 and expiring on March 31, 2009. In addition, the exercise price for the 19,800,000 warrants issued in connection with the December 1, 1995 agreement was reduced from $.25 to $.125 per share in connection with the March 1996 financing. The exercise of these warrants is contingent upon the authorization, by the shareholders, of additional authorized common stock. In connection with this issuance, the Company recorded a discount on the secured subordinated debentures of $247,500 and $258,000 in March and June 1996, respectively, which represents the estimated fair market value of the warrants on the date of such issuance as determined by the Company, which will be recognized as interest expense on a straight line basis over the 60 month term of the agreement.

  Expenses of approximately $25,000 and $174,000 in March and June 1996, respectively, relating to various legal, accounting and other fees incurred in connection with the financing have been recorded as a deferred charge and are being amortized over the 60 month term on a straight line basis. The unamortized balance of approximately $147,000 has been written off during the quarter ended March 31, 1997.

  On December 20, 1996, the Company paid pro-rata to all secured subordinated debenture holders, the sum of $750,000 with the proceeds received from the closing of the sale of the Farmingdale, New York facility, as required.

  The Company is informed that on TW Cable LLC, whose owner is a director of the Company, concluded a transaction with the holders of the Company's preferred stock and debentures pursuant to the terms of a certain Securities Purchase Agreement dated as of January 10, 1997 (the "Securities Purchase Agreement"). As a result of the transaction, TW Cable LLC acquired all of the issued and outstanding preferred stock (12,75 shares) and $2,615,000 principal face amount of debentures, together with warrants to purchase 70,350,000 shares of common stock, for a total purchase price of $1,100,000. The preferred stock is convertible into 4,950,000 shares of common stock at a conversion rate equal to 400 common shares for each share of preferred stock that is converted. Each share of preferred stock is entitled to 1,500 votes on all matters other than the election of directors. The holders of the perferred stock, voting as a class, are entitled to elect 75% of the members of the Board of Directors

  Pursuant to the terms of the Securities Purchase Agreement, TW Cable LLC is required to redeem or purchase all or part of the debentures not then owned by it under certain circumstances, including the application of the debentures against the purchase price for any assets of VTX or any of its subsidiaries.

                   VTX ELECTRONICS CORP. AND SUBSIDIARIES
                           (DEBTOR-IN-POSSESSION)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5. SALE OF CORPORATE HEADQUARTERS

  On December 20, 1996, the Company sold its 45,000 square foot corporate headquarters in Farmingdale, NY to an unaffiliated third party. The Company used proceeds of approximately $2,332,000 to retire the first and second mortgages and a portion of the secured subordinated debentures, as described in Notes 3 and 4.

  The Company recognized a loss of approximately $122,000 on the sale of the headquarters. The losses are included in other expense (income) for the nine month periods ended March 31, 1997, in the accompanying statements of operations.

6. COMMITMENTS AND CONTINGENCIES

a. Employment Agreements

  On March 31, 1994, the Company entered into an employment agreement with its then president which required total annual minimum compensation of $200,000 through March 1997 plus an annual bonus based on a percentage of specified levels of achieved net profits. Effective December 1, 1995, this agreement was terminated in connection with his resignation and the obligation was settled for $134,000, charged to fiscal 1996 operations and is payable monthly through March 1997 (see Note 1).

  On January 1, 1996, the Company entered into employment agreements with two of its newly appointed executive officers. The terms of these agreements extend through December 31, 1997 and provide for monthly compensation payments of $11,250 each (see Note 1).

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

c. Leases

  The Company's   minimum  annual  lease  commitments  under  noncancellable operating leases for premises at March 31, 1997 are as follows:

                            March  31:
                                 1998           235,807
                                 1999           102,989
                                 2000            38,484
                                              ---------
                                              $ 377,280
                                              =========

                   VTX ELECTRONICS CORP. AND SUBSIDIARIES
                           (DEBTOR-IN-POSSESSION)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  Rent expense, including related real estate taxes and other operating charges, was approximately $534,117 and $462,843 for the nine months ended March 31, 1997 and 1996, respectively.


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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                           (DEBTOR-IN-POSSESSION)



Results of Operations
Nine Months Ended March 31, 1997 and 1996

  Net sales for the nine months ended March 31, 1997 decreased $3,193,000 or 14.8% to $18,395,000 compared to $21,588,000 for the nine months ended
  March 31, 1996. Value added distribution sales decreased approximately $3,682,000 or 26.5% to $10,199,000, for the nine months ended March 31, 1997 from $13,881,000 for the nine months ended March 31, 1996. Sales of manufactured cable assemblies increased approximately $488,000 or 6.3% to $8,195,000 for the nine months ended March 31, 1997 from $7,707,000 for the nine months ended March 31, 1996. The decrease in sales is a result of the Company focusing on manufacturing only since filing Chapter 11 (Note 1). The structure of the reorganized company, when a plan is filed, will be manufacturing only of cable assemblies.

  Gross profit for the nine months ended March 31, 1997 decreased $282,000 or 8.8% to $2,936,000 from $3,218,000 for the nine months ended March 31, 1996. Gross profit as a percentage of sales was 16.0% for the nine months ended March 31, 1997 compared to 14.9% for the nine months ended March 31,
  1996.   The decrease in gross profit is primarily due to decreased sales.
  The prior nine months ended March 31, 1996 includes a provision for obsolesence inventory of $250,000 versus $70,000 recorded in the current nine months ended March 31, 1997.

  Selling, general and administrative expenses decreased $492,000 to $5,530,000 for the nine months ended March 31, 1997 from $6,022,000 for the nine months ended March 31, 1996 due to the Company decreasing payrolls and other expenses as a result of filing Chapter 11 (Note 1).

  Interest expense, including dividends on preferred stock, increased $528,000 or 79.0% to $1,196,000 for the nine months ended March 31, 1997 from $668,000 for the nine months ended March 31, 1996. The increase was due to the subordinated debentures and preferred stock outstanding during the nine months ended March 31, 1997 which were not respectively outstanding during the nine months ended March 31, 1996.

  Other (income) expense consists primarily of the loss recorded on the sale of the Company's headquarters of approximately $122,000.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                           (DEBTOR-IN-POSSESSION)


Results of Operations
Quarter Ended March 31, 1997 and 1996

  Net sales for the quarter ended March 31, 1997 decreased $3,877,000 or 52.0% to $3,575,000 compared to $7,452,000 for the quarter ended March 31, 1996. Value added distribution sales decreased approximately $2,958,000 or 61.6% to $1,845,000, for the quarter ended March 31, 1997 from $4,803,000
  for  the  quarter  ended  March  31, 1996.   Sales  of  manufactured  cable
  assemblies decreased approximately $919,000 or 34.7% to $1,730,000 for the quarter ended March 31, 1997 from $2,649,000 for the quarter ended March
  31,  1996.   The decrease in sales is a result of the Company  focusing  on manufacturing only since filing Chapter 11 (Note 1). The structure of the reorganized company, when a plan is filed, will be manufacturing only of cable assemblies.

  Gross profit for the quarter ended March 31, 1997 decreased $784,000 or 67.6% to $376,000 from $1,160,000 for the quarter ended March 31, 1996.
  Gross profit as a percentage of sales was 10.5% for the quarter ended March 31, 1997 compared to 15.6% for the quarter ended March 31, 1996. The decrease in gross profit is due to the decrease in sales.

  Selling, general and administrative expenses decreased $399,000 to $1,775,000 for the quarter ended March 31, 1997 from $2,174,000 for the quarter ended March 31, 1996 due to the Company decreasing payrolls and other expenses as a result of filing Chapter 11 (Note 1).

  Interest   expense,  including  dividends  on  preferred  stock,  decreased
  $12,000 or 4.3% to $289,000 for the quarter ended March 31, 1997 from $277,000 for the quarter ended March 31, 1996.


Liquidity and Financial Condition
As of March 31, 1997

  Current assets have decreased $2,698,000 to $7,025,000 at March 31, 1997 from $9,723,000 at June 30, 1996. This decrease resulted primarily from a decrease in accounts receivable (decreased sales) and prepaid expenses and other current assets, offset by an increase in cash. The Company has net working capital deficiency of $3,596,000 at March 31, 1997, which includes liabilities subject to compromise, as compared to $5,079,000 at June 30, 1996 due to the reclassification of the Company's revolving asset based loan to current portion of long term debt in the current period and also due to
  a decrease in accounts receivable.   Total borrowings outstanding were
  $5,573,000 at March 31, 1997 as compared to $9,518,150  at June 30, 1996.
  The decrease was due to the Company satisfying certain mortgages of approximately $1,276,000 on the Company's headquarters in Farmingdale, NY, which was sold (see Note 5), repaying $750,000 to the secured subordinated debenture holders using the remaining proceeds from the sale of the Company's headquarters, and reducing the amount outstanding under the Company's revolving credit facility by approximately $2,173,000.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                           (DEBTOR-IN-POSSESSION)


Liquidity and Financial Condition  (continued)
As of March 31, 1997

  On January 10, 1997, the Company (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of New York. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the courts (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant an equipment, accounts receivables and inventories.

  The  debtor  received approval from the Bankruptcy Court to pay or  otherwise
  honor certain of its prepetition obligations, including employee wages.   The
  Company continues to manage its affairs and operates its business as a debtor-in-possession, subject to the supervision of the Bankruptcy Court while the case is pending.

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


Item 5. Other Information

        The Company is informed that TW Cable LLC, whose owner is a director of the Company, concluded a transaction with the holders of the Company's preferred stock and debentures pursuant to the terms of a certain Securities Purchase Agreement dated as of January 10, 1997 (the "Securities Purchase Agreement"). As a result of that transaction, TW Cable LLC acquired all of the issued and outstanding preferred stock (12,375 shares) and $2,615,000 principal face amount of debentures, together with warrants to purchase 70,350,000 shares of common stock, for a total purchase price of $1,100,000. The preferred stock is convertible into 4,950,000 shares of common stock at a conversion rate equal to 400 common shares for each share of preferred stock that is converted. Each share of perferred stock is entitled to 1,500 votes on all matters other than the election of directors. The holdersof the perferred stock, voting as a class, are entitled to elect 75% of the members of the Board of Directors

        Pursuant to he tems of the Securities Purchase Ageement, TW Cable LLC is required to redeem or purchase all or part of the debentures not then owned by it under certain circumstances, including the application of the debentures against the purchase price for any assets of VTX or any of its subsidiaries.


Item 6. Exhibits and Reports on Form 8-K

           (a)  Exhibits
                                      None

           (b)  Reports on Form 8-K
                                      None

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      VTX ELECTRONICS CORP.
                                                    (DEBTOR-IN-POSSESSION)


                                          By: /s/ Albert Roth
                                              Chief Executive Officer

                                          By: /s/ Nicholas T. Hutzel
                                              Chief Financial Officer






Dated: May 20, 1997