Form 10-K
period 1997-06-30
VTX ELECTRONICS CORP
filed 1998-04-29
CIK 798438

SECURITIES AND EXCHANGE COMMISSION
				           WASHINGTON, D.C.  20549

				 		        FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED JUNE 30, 1997          COMMISSION FILE NUMBER 1-9263
-------------------------------------------------------------------------------
      			     VERTEX COMPUTER CABLE & PRODUCTS, INC.
					                 			  formerly
			                  VTX ELECTRONICS CORP.
			      (Exact name of registrant as specified in its charter)
-------------------------------------------------------------------------------
                 Delaware										 		          11-2816128
-------------------------------------------------------------------------------
(State or other jurisdiction of							    			 (I.R.S. Employer
 incorporation or organization)				     						     Identification No.)
			     920 Conklin Street, Farmingdale, New York    11735
			     ----------------------------------------------------------------
			     (Address of Principal Executive Offices)    (Zip Code)
Registrant's telephone number, including area code:   (516) 293-1610
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
	   Title of Class
						Common Stock, $.10 par value
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
				   Yes  X    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.
[X] The aggregate market value of the voting stock held by nonaffiliates of the registrant AS OF APRIL 27, 1998 WAS APPROXIMATELY $ 474,450.
ON APRIL 27, 1998, 25,304,000 SHARES OF COMMON STOCK, $.10 PAR VALUE WERE
OUTSTANDING.


This report consists of 50 consecutively numbered pages (including this cover page).

               					VERTEX COMPUTER CABLE & PRODUCTS, INC.
                             TABLE OF CONTENTS

							                                                    Page Number
PART I

Item 1.  Business...........................................................3

Item 2.  Properties.........................................................7

Item 3.  Legal Proceedings..................................................8

Item 4.  Submission of Matters to a Vote of Security Holders................8


PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters............................................................9

Item 6.  Selected Financial Data............................................11

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
				     of Operations..................................................... 11

Item 8.  Financial Statements and Supplementary Data........................14

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...............................................14

PART III

Item 10. Directors and Executive Officers of the Company....................15

Item 11. Executive Compensation.............................................17

Item 12. Security Ownership of Certain Beneficial Owners and Management.....20

Item 13. Certain Relationships and Related Transactions.....................20


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
				Form 8-K................................................................22


PART I
ITEM ONE - BUSINESS

THE COMPANY
Vertex Computer Cable & Products, Inc., formerly VTX Electronics Corp. (the "Company") through its wholly-owned Vertex Technologies, Inc. subsidiary ("Vertex") is a multi-regional manufacturer of custom-made electronic cable assemblies used in providing connectivity solutions. The Company designs specifically to meet individual customer's unique and complete connectivity requirements.

Management believes that the Company's technical ability for providing connectivity solutions between the data system capabilities of many manufacturers and the specific connectivity needs of its customers, along with its reputation for providing manufactured, custom-made electronic cable assemblies that are subject to 100% quality control testing, will be the principal factors on which the Company will plan its future growth.The Company expects internal growth to be enhanced by what the Company perceives to be three continuing trends: (i) the increasing demand for data communications to provide timely information in the office environment and factory floor that requires connectivity solutions; and (ii) the growing number of alternatives available to organizations of all sizes in all types of industries to increase productivity through improved or upgraded computer data communications.
The Company's executive offices are located at 920 Conklin Street, Farmingdale, New York 11735 and its telephone number is (516) 293-1610. Unless the context requires otherwise, all references herein to the Company and Vertex mean Vertex Computer Cable & Products, Inc.

RECENT DEVELOPMENTS
On January 10, 1997, the Company (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of New York. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the courts (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant and equipment, accounts receivables and inventories.

On January 10, 1997, TW Cable LLC, ("TW"), concluded a transaction with the holders of the Company's preferred stock and debentures pursuant to the terms of a certain Securities Purchase Agreement (the "Securities Purchase Agreement"). As a result of that transaction, TW acquired all of the issued and outstanding preferred stock (12,375 shares) and $2,615,000 principal face amount of debentures,together with warrants to purchase 53,350,000 shares of common stock, for a total purchase price of $1,100,000. The preferred stock was convertible into 4,950,000 shares of common stock at a conversion rate equal to 400 common shares for each share of preferred stock that is converted. Each share of preferred stock is entitled to 1,500 votes on all matter other than the election of directors. The holders of the preferred stock, as a class, are entitled to elect 75% of the members of the Board of Directors.

Effective with the signing of the Securities Purchase Agreement, Mr. Ed Goodstein, owner of TW, was elected as Chairman of the Board of Directors, and Mr. Carl Palazzolo, also of TW, was elected as a Director. These elections filled the vacancies created by the resignations of Mr. Marshall Butler, Mr. Hiro Hiranandani, Mr. Ivor Jacobson, Mr. Paul Lowell and Mr. Ken Rind.
                                   -3-

On December 20, 1996, the Company sold its 45,000 square foot corporate headquarters in Farmingdale, NY to an unaffiliated third party. The Company used proceeds of approximately $1,900,000 to retire the first and second mortgages and a portion of the secured subordinated debentures, as described in Notes E & H. The Company recognized a loss of approximately $248,500 on the sale of the headquarters. Further, the remaining proceeds from the sale were used to retire $750,000 of subordinated debentures. On May 7, 1997, the Company entered into an agreement that was subject to Bankruptcy Court approval, with TW, (the "Asset Purchase Agreement") pursuant to which TW would acquire the Company's Distribution Business and all of its assets used in connection with the Distribution Business. The purchase price was $500,000. The payment of $500,000 was allocated to all distribution intangible assets and fixed assets. The agreement entitles TW to purchase the Company's distribution inventory for an amount equal to 82.5% of the book value over a one year period. Pursuant to the Asset Purchase Agreement, TW agreed to assume certain Leases of the Company. On June 26, 1997 the closing of the Asset Purchase Agreement took place. TW assumed three (3) locations, including all employees of these locations.

On May 29, 1997, the Board appointed Mr. Edward Goodstein as its new Chief Executive Officer and Mr. Al Roth agreed to step down in favor of the election of Mr. Goodstein. Mr. Roth will serve as a consultant to Mr. Goodstein. The Board also appointed Mr. Howard Griffith as its new President and Director, and Mr. Ron Martyn as a Director.

On July 18, 1997, the Company filed its plan of reorganization and disclosure statement (the "Plan") with the United States Bankruptcy Courts in Westbury,
New York. The Plan called for an initial distribution to all unsecured creditors of 13.5% for each allowed claim and future distributions based on cash flow over the next five years. Under the proposed reorganization, the Company's wholly owned subsidiary, Vertex Technologies, Inc., would be merged into the Company, and the Company would change its name to Vertex Computer Cable & Products. Upon implementation of the proposed plan, 25.3 million of the Company's 40 million authorized shares of common stock would be issued and outstanding. Each five shares of the Company's common stock currently outstanding would be exchanged for one share of the surviving entity. As a result, holders of the Company's currently outstanding 12,652,000 shares would receive 2,530,000 post-reorganization shares. TW would receive 22.77 million shares, representing 90% of the post-reorganization outstanding common stock.

On October 30, 1997, the United States Bankruptcy Court in Westbury, New York approved the Company's Plan of Reorganization. The Company was required to have in place exit financing in order for the Company to effectuate the Plan and emerge from Chapter 11. On January 12, 1998, the Company closed with its'
existing Credit Facility Congress Financial Corp.   Congress in effect extended
its Credit facility, which expired on January 10, 1998, for a period of three months. TW provided additional cash collateral of $500,000 in order for the Company to fund the Plan of Reorganization.













                                      -4-

BUSINESS STRATEGY
The Company's business strategy is to develop a value-added distribution network through internal growth with a focus on connectivity solutions for data and tele-communications. Management believes it will continue to (i) introduce new connectivity solutions, (ii) improve operating efficiencies through a more efficient organizational structure, eliminate duplicated activities, and integrate manufacturing capabilities between the three separate manufacturing facilities located in the United States, (iii) derive the benefits of critical mass through the opportunity to develop stronger relationships with, and obtain improved terms from key suppliers, and (iv) derive the benefits of critical mass through the ability to distribute to and service large national and international customers.
In its relationship with its customers, the Company focuses on providing connectivity solutions. Such solutions include advising customers on the options available to meet their specific needs, and manufacturing custom-made electronic cable assemblies for the customers. In addition, the Company continues to service the customers with components and assemblies as the customer's system grows. Management believes that manufacturers of products generally choose to build relationships with distributorships capable of offering advisory services, technical support, and other services such as manufacturing custom-made electronic cable assemblies. The Company believes it is perceived as a value-added manufacturer by both suppliers and customers as a result of its technical skills and knowledge of the marketplace, access to and understanding of the product capabilities,and technical design and manufacturing capabilities for custom-made electronic cable assemblies.
PRODUCTS AND SERVICES
The Company's products and services consist principally of the design and manufacture of custom-made electronic cable assemblies and harnesses used as solutions for connectivity requirements in data communications.
The Company employs design, engineering, and technical support personnel to develop alternative connectivity solutions and manufacture of custom-made electronic cable assemblies.

PRINCIPAL SUPPLIERS
Management believes that the Company is not dependent on any particular supplier. For the fiscal year ended June 30, 1997, Lucent Technologies (formerly AT&T), Westcon, Inc., Madison Wire & Cable Corp., Hitachi Cable and Amp, Inc. accounted for 28.6%, 13.0%, 10.5%, 10.3%, 10.2% and 10.1%, respectively. For the fiscal year ended June 30, 1995, purchases from Lucent accounted for 15.7%. Through stock rotation rights and price protection arrangements with most of its major suppliers, the Company can reduce the risk of holding obsolete or over-priced product. Stock rotation rights allow distributors to return a certain proportion of their purchases in the event that the product does not sell. A price protection program gives the distributor a rebate on purchases during a specified period if the manufacturer subsequently lowers it prices. The price protection generally covers any purchases made within the most recent 60 to 90 day period prior to the manufacturer's price reduction.
The Company works off manufacturers' lead times. Deliveries range from one week to approximately 90 days. The Company has a fully integrated on-line computer system that enables it to determine immediate inventory availability of the Company's entire inventory at its stocking facilities. The Company monitors and maintains manufacturers' delivery schedules to ensure "on-time" delivery for customers and to maintain proper inventory levels for the Company. The Company believes that it has adopted more thorough inventory control systems, and management currently does not believe it will be required to expense any significant amounts of inventory in the foreseeable future. However, there can be no assurance there will not be further inventory write-offs.
                                   -5-

The Company's objective is to minimize lead times for its customers without financing excess stock levels or risking technological obsolescence. Several manufacturers have provided the Company an expedited shipping function in order to better service the Company's customers.

SALES AND MARKETING
The Company offers a broad range of custom-made cable assemblies and harnesses used as connectivity solutions to end-users, professionals who install and service data communications, and original equipment manufacturers (OEM's).
The Company operates through three locations in the Northeast, Mid Atlantic, and Western regions of the United States. All of the locations operate as a sales office, manufacturing facility and warehouse. These operations support the design and manufacture of custom-made and standard cable assembly requirements for the entire Company.
In order to effectively meet each customer's needs, the sales force first gains an understanding of the customer's system connectivity requirements before
recommending one or more possible solutions.   The Company generally does not
participate in the design of computer applications but rather participates in the design and implementation of the connectivity solutions required for data communications.The field sales force is supported by inside sales personnel who handle incoming customer calls, perform sales estimates, provide rapid responses to customer questions and assist in sales prospecting. In addition, compensation policies have been tailored to promote a profit-oriented, rather than a revenue oriented, sales philosophy.
Sales leads are typically generated by ongoing interaction with existing customers, sales calls to companies not currently customers, referrals from suppliers, and by advertising and promotional efforts. The advertising and promotion program for the Company consists of: (i) exhibits at national and regional trade shows; (ii) Company-sponsored seminars and product demonstrations in regional areas; (iii) advertisements in trade publications; and (iv) direct mail campaigns to targeted market niches.

COMPANY LOCATIONS
The Company's locations, which all are leased, are as follows:

			Elkridge, Maryland
 		Farmingdale, New York
	  San Jose, California


MAJOR CUSTOMER
The Company had one customer that has accounted for 10% or more of its net sales during the prior two fiscal years. Bloomberg L.P. accounted for approximately 11.4% of net sales in fiscal 1996 and approximately 14.7% of net sales in fiscal 1995. In fiscal 1997, this customer altered its product line and discontinued using the Company as a supplier of their cable assemblies.






                                    -6-

COMPETITION
All aspects of the Company's business are highly competitive. The Company competes with several national distributors, which have greater financial and other resources than the Company. The Company also competes with numerous distributors on a local or regional basis. The Company is ISO-9002 certified and therefore more attractive to a customer who requires this industry certification of quality.

The Company believes that its ability to design and manufacture custom cable assemblies as well as making available technical support, differentiates the Company's from its primary competitors and gives the Company a competitive advantage. There can be no assurance the Company will be able to successfully exploit such advantage.

PRODUCT LIABILITY INSURANCE
The Company maintains a comprehensive general liability insurance policy in the amount of $2,000,000, with an umbrella policy, including products liability, providing coverage in the aggregate amount of $20,000,000, which it believes to be adequate coverage.

EMPLOYEES
As of October 7, 1997, the Company had 114 full-time employees. Of these, 17 are sales and marketing personnel; 3 are design, engineering, and technical support personnel; 15 are purchasing, warehouse and inventory control personnel; 58 are cable assembly manufacturing personnel; 10 are quality control personnel; and 11 are accounting, data processing and other administrative personnel. 27 employees are covered by a collective bargaining agreement in the Company's Farmingdale facility. In addition to its employees, the Company uses other workers on a contract basis, as its needs require. The Company considers its relations with its employees to be good.

ITEM TWO - PROPERTIES
The location and size of each of the Company's facilities, the principal use of each facility and lease expiration date are summarized below:

                 Lease Square                                   Expiration
Location	     		  	Footage			         Use                           Date
----------------------------------------------------------------------------
Elkridge,MD       16,750	  Sales Office, Manufacturing            Mar.1998
                                 and Warehouse

Farmingdale, NY   13,000	  Executive Office, Sales Office,        Feb.1999
							                      Manufacturing and Warehouse
San Jose, CA       9,950	  Sales Office, Manufacturing            June 2000
							                           and Warehouse

The Company's Headquarters are located in Farmingdale, New York. These premises, which consist of approximately 3,500 square feet of office space and approximately 9,500 square feet of manufacturing and warehouse space, is leased by the Company.
                                     -7-

ITEM THREE - LEGAL PROCEEDINGS
An action was commenced in the New York State Supreme Court, County of Nassau, by CPI Aerostructures, Inc. ("CPI"), alleging that VTX Electronics Corp. has wrongfully failed to consummate a proposed merger transaction. The plaintiff is seeking "break-up" fee damages in the amount of $400,000.

As a result of the Company filing Chapter 11 on January 10, 1997, this potential liability has been converted to an unsecured claim and will be treated as such under Bankruptcy rules (see Subsequent Events).


ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
						None.






























                                    -8-

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

		Common Stock
			Period		                   			           High	            Low
			------					                              ----	            ---
FISCAL 1995
First Quarter ended September 30, 1994					 1.06		           .56
Second Quarter ended December 31, 1994				   .81		           .38
Third Quarter ended March 31, 1995					      .63             .38
Fourth Quarter ended June 30, 1995					      .44		           .25
FISCAL 1996
First Quarter ended September 30, 1995					  .38		           .19
Second Quarter ended December 31, 1995				   .28		           .06
Third Quarter ended March 31, 1996					      .35		           .18
Fourth Quarter ended June 30, 1996					      .39             .20
FISCAL 1997
First Quarter ended September 30, 1996					  .32		           .10
Second Quarter ended December 31, 1996				   .27		           .06
Third Quarter ended March 31, 1997 *					    .12		           .02
Fourth Quarter ended June 30, 1997					      .05		           .02
FISCAL 1998
First Quarter ended September 30, 1997					  .08		           .04

*	On January 10, 1997, the Company filed Chapter 11.
As of September 12, 1997, there were approximately 250 holders of record of the Company's Common Stock. On December 29, 1997, the NASDAQ changed the stock symbol from VTXL to VCCP

On December 29, 1997, the Company declared a one-for-five reverse stock split of all of its issued and outstanding common stock as called for in its Plan of Reorganization.

The Company has never paid a cash dividend on its Common Stock and the Company does not anticipate paying any dividends on the Common Stock in the foreseeable future. Pursuant to the terms of its revolving credit facility, the Company is not permitted to pay or declare any dividends or otherwise make any distribution of capital.
                                    -9-

                       ITEM SIX - SELECTED FINANCIAL DATA
						                     SELECTED FINANCIAL DATA
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                              Year Ended June 30,
                         1997       1996	     1995       1994	       1993
			                   	-------	    -------   -------    -------	    -------
INCOME STATEMENT DATA:
Net sales		            $21,224	    $29,116	  $34,472    $42,864     $49,407
Cost of goods sold	     16,779		    23,584   26,231*    32,149*     38,338*
				                    -------		   -------	 -------    -------     -------
Gross profit	          $ 4,445		   $ 5,532	  $ 8,241    $10,715     $11,069
				                   =======		   =======	  =======    =======     =======

Loss before extra-
	ordinary items	       $(5,358)   $(4,972) 	 $(1,316)   $(2,934)    $(2,030)
Extraordinary items
	income (loss)		          (120)		                           747	      2,492
Net income (loss)
	attributable
	to common stock        (5,556)    (5,058)  	 (1,316)    (2,187)        462
PER SHARE DATA: (1)
Loss before extra-
	ordinary items           (.43)      (.40)      (.11)      (.47)       (.35)
Extraordinary items       (.01)                             .12 	       .43
Net income (loss)
	attributable to
	common stock
	per share	               (.44)      (.40)    (.11)      (.35)        .08
Weighted average
	number of shares
	outstanding (2)         12,652     12,652   12,265      6,239      5,778
			                      -------    -------  -------    -------     ------

BALANCE SHEET DATA:

Working capital         $ 1,153    $ 5,079  $ 4,476   $ 5,320     $ 6,473
Total assets	             5,663     13,128   13,187    14,431      17,583
Long-term debt	           2,211      9,496    5,966     6,338       9,413
Liabilities subject
  to compromise           6,192
Stockholders' equity
	(deficiency)	           (6,528)    (1,011)   1,999     2,808       1,552
*Reclassified to conform to the current year presentation
(1)  	Cash dividends per share have never been paid on Common Stock and the
Company is prohibited under its current long-term credit facility from paying a dividend because it currently has insufficient availability.
(2)  	See Notes to Consolidated Financial Statements.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  	CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

YEARS ENDED JUNE 30, 1997 AND 1996

Net sales for the year ended June 30, 1997 were approximately $21,224,000, as compared to the year ended June 30, 1996 of $29,116,000, a decrease of 27.1%. Value added distribution sales decreased by approximately $7,116,000 or 38.6% from $18,449,000 in the prior fiscal year to $11,333,000 in the current fiscal year. Sales of manufactured cable assemblies decreased by approximately $776,000 or 7.3% from $10,667,000 in the prior fiscal year to $9,891,000 in the current fiscal year. The decrease was primarily a result of the Company's inability to purchase product, which lead to the Company filing a petition for relief under Chapter 11 of the federal bankruptcy laws "Chapter 11" on January 10, 1997 (see Notes to Consolidated Financial Statements).
Gross profit decreased by $1,087,000 or 19.6% for the year ended June 30, 1997 to $4,445,000 from $5,532,000 as compared to fiscal 1996. Gross profit percentage for the years ended June 30, 1997 and 1996 were 20.9% and 19.0%, respectively. The decrease in gross profit was primarily the result of the aforementioned decrease in net sales coupled with the decrease in gross profit per sales dollar, which is due primarily to the poor absorption of fixed overhead costs caused by the significant decrease in sales volume, in addition to a decrease in unit selling prices.

Selling, general and administrative expenses decreased approximately $1,437,000 or 15.0% to $8,129,000 for the year ended June 30, 1997 from $9,566,000 as compared to fiscal 1996. Selling, general and administrative expenses as a percentage of net sales were 38% in fiscal 1997 as compared to 33% in fiscal 1996. The decrease in these expenses was the result of cost reductions of payroll and related expenses, terminated equipment leases, and reducing general expenses as a result of filing Chapter 11 on January 10, 1997.

Interest expense and dividends on preferred stock increased by $47,000 or 4.6% for the year ended June 30, 1997 to $1,067,000 from $1,020,000. The increase was due to the requirements of interest and dividends resulting from the December 1995, March 1996 and June 1996 financings and also due to the Company's utilization of its revolving credit facility to its maximum line of credit for most of the period. As a result of certain 1997 events, including sale of the Company's headquarters and the bankruptcy related matters certain interest and dividends costs were eliminated after the second quarter

Chapter 11 Reorganization related Expenses includes an accrual for approximately $365,000 in professional fees to be paid under the plan of reorganization, approximately $110,000 for fees paid relating to the revolving credit facility DIP Financing and approximately $14,000 of printing and filing fees, all resulting from the filing of Chapter 11 on January 10, 1997.

The Company recognized a loss of approximately $248,500 on the sale of the headquarters. The loss includes closing costs expenses and non-cash write-offs of building related expenses.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
			CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS - (CONTINUED)

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

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
			CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Current assets have decreased approximately $4,782,000 to $4,941,000 at June 30, 1997 as compared to $9,723,000 at June 30, 1996. This decrease resulted primarily from a significant decrease in accounts receivable of approximately $3,869,000, a decrease in inventories of approximately of $513,000, and a decrease in prepaid and other current assets of approximately $522,000, which was offset by a $121,000 increase in cash. The Company had net working capital of $1,153,000 at June 30, 1997 as compared to $5,079,000 at June 30, 1996.
On January 10, 1997, the Company filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of New York. Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant and equipment, accounts receivables and inventories.

Total borrowings outstanding, including subordinated secured debentures, as of June 30, 1997 were $4,491,000, a decrease of $5,027,000 or 52.8% from $9,518,000 at June 30, 1996. This was due primarily to the reduction of the Company's revolving credit facility of approximately $2,844,000, the satisfaction of certain mortgages of approximately $1,279,000 on the Company's headquarters in Farmingdale, NY, which was sold (see Note E), repaying pro-rata $750,000 to the secured subordinated debenture holders, and the exchange of approximately $500,000 of subordinated debentures as consideration for the sale of the distribution business (see Notes A(2) and P).
The Company currently has a revolving credit facility which provides for maximum borrowings of $10,000,000 at an interest rate of prime plus 2-3/4% with an additional commitment fee of 1/2% per annum on the daily average unused portion of the credit. Under the terms of the agreement, borrowings are limited to 80% of eligible accounts receivable (constituting those amounts outstanding 90 days or less) and 50% of eligible accounts receivable outstanding between 91 and 120 days, and 40% of regular inventory and 20% of slow moving inventory. As of June 30, 1997, the Company had approximately $2,453,000 of availability under the facility, of which $2,254,000 was outstanding on that date. The loan is collateralized by substantially all of the assets of the Company not otherwise collateralized. This credit facility expired on December 31, 1997 and is classified as a current portion of long term debt (see Note A(3)).

On January 12, 1998, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with it's current lender (see Note G). The Loan Agreement replaced the court approved DIP financing and extended the Company's credit facility for a 90 day period through April 12, 1998. The terms of the Loan Agreement are similar to its prior loan except for a reduction to 75% on advances of eligible accounts receivables and a reduction to 24% on advances of eligible inventory. As part of the Loan Agreement, TW provided additional cash collateral of $500,000 in order for the Company to fund the Plan. The Company is presently seeking to secure long-term financing prior to the aformentioned expiration date.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
			CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES - (CONTINUED)
In connection with its revolving credit facility, the Company is subject to restrictive covenants which impose certain limitations with respect to the Company's incurrence of indebtedness, capital expenditures, creation or recurrence of liens, declaration or payment of dividends or other distribution, mergers, consolidations and sales or purchases of substantial assets.In general, the Company is not allowed to incur further indebtedness or create additional liens on its assets except for unsecured current liabilities incurred in the ordinary course of business or liabilities incurred in the ordinary course of business secured by purchase money security interests not to exceed an aggregate of $750,000. The Company is not allowed to make loans or investments or provide guarantees or to prepay indebtedness. The Company is prohibited from paying dividends on common stock and may not enter into a merger, consolidation or sale of all or substantially all of its assets. Additionally, the Company is required to maintain consolidated net worth, including subordinated debentures, of not less than $750,000 and to maintain consolidated working capital, defined as current assets less current liabilities and debt outstanding under the credit facility, of not less than a negative $1.5 million.

At June 30, 1997, the Company has net operating loss carryforwards for tax purposes of approximately $15,798,000. Such net operating loss carryforwards expire through fiscal year 2012. The Company's use of its net operating loss carryforward is limited as the Company is deemed to have undergone an "ownership change", as defined in Internal Revenue Code Section 382, during the fiscal year ended June 30, 1992 and June 30, 1994. Based upon the Company's estimate of fair value, approximately $1,750,000 of the Company's total net operating loss of $15,798,000 is limited to approximately $715,000 annually during the carryforward period.

As part of the overall plan of reorganization, the Company obtained relief of various unsecured debt of approximately $5.1 million and received an additional $1.9 million of deemed cancellation of debt attributable to TW's purchase of debentures at a discount. (See notes A-3 and C.) In addition, TW exchanged its preferred stock for 90% of the Company's outstanding common stock. This transaction resulted in a new change in ownership as defined under Internal Revenue Code (IRC) Section 382.

Due to the bankruptcy provisions of IRC Section 382, the Company's ability to utilize its net operating loss carryovers remains unchanged. However, the Company's total net operating loss carryover of $15,798,000 will be reduced by the amount of total debt forgiven of $7 million, effective January 12, 1998. Any subsequent changes in ownership within the two year period following the effective date of reorganization (January 12, 1998) could severly limit the Company's abiltiy to utilize any of its net operating loss carryovers.

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

						a)  Not applicable
						b)  Not applicable.

				PART III

ITEM TEN - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

	The Directors of the Company and certain information concerning them as of June
30, 1997 are set forth below:
                                                              First Year
                                                                Became
	Name	               Position With The Company        Age	      Director
------------------------------------------------------------------------------
Edward Goodstein	    Chairman of the Board and         50         1997
	                  	 Chief Executive Officer

Howard M. Griffith	  Director  / President             65         1997

Carl G. Palazzolo	   Director		                        39	        1997

Ron Martyn	          Director		                        56	        1997

Albert Roth	         Director/Consultant               62         1995


Executive Officers of the Company who are not Directors are set forth below:

Name                        	Position With The Company	        Age
Nicholas T. Hutzel	          Vice President, Controller	       28
		                           and Secretary

Abraham Mendez	              Vice President of Sales	 	        30


Mr. Edward Goodstein has been Chairman and Chief Executive Officer of the Company since June 1997 and director since January 1997. Mr. Goodstein was formerly President and major stockholder of TW Communications, a privately held company, which was acquired in December 1997. TW Communications was a distributor of telecommunication wire, cable, fiber-optics and installation supplies.

Mr. Howard Griffith has been President and a Director since June 1997. Mr. Griffith was previously a Manager of TW Communications, which was acquired in December 1997, from 1990 through June 1997. Before TW Communications, Mr. Griffith was employed by Phelps Dodge and AT&T.

Mr. Carl Palazzolo has been a Director of the Company since January 1997. Mr. Palazzolo was Chief Financial Officer & V.P. of Operations of TW Communications, which was acquired in December 1997, and had been with the company since 1990. Prior to 1990, Mr. Palazzolo was employed as a Certified Public Accountant at Margolin Weiner & Evens.

Mr. Ron Martyn has been a Director of the Company since January 1997. Mr. Martyn was Vice President of Sales for TW Communication, which was acquired in December 1997, since 1993. Prior to 1993 Mr. Martyn was employed by AT&T and has over 30 years of sales Experience.

ITEM TEN - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
(CONTINUED)

Albert Roth has been a director since December 1995 and was Chairman and Chief Executive Officer of the Company from December 1995 through May 1997. For the five years prior thereto, Mr. Roth was independently employed as a business consultant as a principal of GPR Eastwood Inc. Mr. Roth has held several senior management and executive positions at various electronic distribution companies during the thirty years prior to becoming self-employed.


The following Executive Officers of the Company are not Directors:

Nicholas Hutzel has been Vice President and Controller of the Company since February 1997. Mr. Hutzel has also been Corporate Secretary since March 1997. Mr. Hutzel joined the Company in June 1993, and continued service until July 1996. From July 1996 through February 1997, Mr. Hutzel was employed as a Controller for a private sign manufacturer that handled major commercial accounts throughout the United States.

Abe Mendez has been Vice President of Sales Since August 1997. Mr. Mendez has been with the Company since 1985. Prior to becoming Vice President of Sales Mr. Mendez was Vice President of Operations and also Sales Manager for the New York facility.

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

				SUMMARY COMPENSATION TABLE

                                                         LONG-TERM COMPENSATION
                                                  Other  ----------------------
					                                            Annual	            All Other
                                					            Compen-	  Number     Compen-
     Name and	                 Salary    Bonus   sation	    of         sation
 Principal Position     Year    ($)       ($)    ($)(1)	   Options      ($)
---------------------   ----  ---------  ------ -------  ---------  ---------
Albert Roth             1996 	$138,000   $  -    $  -       -        $  -
	Chief Executive        1996    85,470	     -       -  	 250,000        -
	Officer (prior)

Donald W. Rowley        1996   182,517      -       -       -           -
	President              1995   200,000      -       -    100,000     3,580 (2)

	(1) Perquisites and other personal benefits, securities or property to each executive officer did not exceed the lesser of $50,000 or 10% of such executive officer's annual salary and bonus.

	(2) The Company had purchased for Mr. Rowley a split dollar life insurance policy. The Company had paid the premium on such policy. All obligations expired March 31, 1997.

		The Company has no defined benefit pension plans.


DIRECTORS' COMPENSATION

In fiscal 1997, certain directors who were not employees of the Company did receive a monthly board fee of approximately $2,000 a month.

STOCK OPTION TABLE
The following table provides further information with respect to the options granted to the Executive Officers as of the fiscal year ended June 30, 1997.

                     Options Granted in Last Fiscal Year
            ----------------Individual Grants -------------------

                         % of Total
									                 Options
								                 Granted to	     Exercise
					       	 	          Employees	      or Base        Expir-
        					Options		   in Fiscal	       Price         ation
Name				    	Granted		     Year		         ($/Sh)         Date
-------				----------		--------------	  ---------     ---------

                         NO OPTIONS GIVEN


The following table provides information with respect to options exercised and option values as of the fiscal year ended June 30, 1997.

		              Aggregated Options Exercised in Last Fiscal Year and
Fiscal Year-End Option Values

			           Value of
                                            Number of           Unexercised
               				Shares		                Unexercised          In-the-Money
		               	Acquired		                 Options             Options at
						              on         Value        at 6/30/97          6/30/97($)(1)
			               Exercise	   Realized     Exercisable/         Exercisable/
Name					            #	          $        Unexercisable         Unexercisable
--------------			----------	------------	----------------     ----------------
Albert Roth				    	 0	          0	         0/250,000                0/0

(1) 	The dollar value of unexercised options is calculated by determining the difference between the fair market of the Company's Common Stock which underlies the option at June 30, 1997, and the exercise price of the options.

As a result of the Company's confirmed Plan, all outstanding options and warrants were cancelled upon the effective date of the Plan.

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


MANAGEMENT AGREEMENT
On January 1, 1996, the Company entered into a management agreement with a consulting firm whereas the Company has retained one of the consulting firm's principals to function as its Chairman of the Board and Chief Executive Officer. The term of this agreement extends through December 31, 2000 and provides for monthly management fees of $12,000, provided, however, that the Company does not hire a president or chief operating officer during that period of time.
On January 9, 1997, this Management agreement was canceled as a result of the Company filing for Chapter 11 (see Recent Developments).

On January 1, 1996, the Company entered into employment agreements with two of its newly and recently appointed executive officers. The terms of these agreements extend through December 31, 1997 and provide for monthly compensation payments of $11,250 each. As a result of the Company filing for Chapter 11, these two executive officers were terminated and the balance of the agreements were treated as claims under the Company's chapter 11 Plan.

On May 1, 1996, the Company entered into an agreement with another executive officer which provides for compensation of up to a maximum of eight months of the excutive's base salary, approximating $67,500, upon termination of employment for any reason other than for certain circumstances, as defined in
the agreement.  The term of the agreement extends through May 1, 1999.   In
December 1996, this executive officer resigned from the Company.

CONSULTING AGREEMENT
On January 9, 1997, the Company entered into a consulting agreement with Albert Roth, the Company's prior Chairman of the Board of Directors and current Director to function as a consultant to Company's new President and Chairman of the Board of Directors. The term of this agreement extended through November 28, 1997 and provided for monthly consulting fees of $9,000. The consulting agreement had an option to extend the term upon the same terms and conditions for an additional period of six (6) months. The Company chose not to extend this agreement. Mr. Roth continues to receive as per his agreement certain benefits for a period of six (6) months.

ITEM TWELVE - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		                      MANAGEMENT

The following table sets forth as of June 30, 1997, certain information regarding beneficial ownership of the Common Stock held by each person known by the Company to own beneficially more than 5% of the Common Stock, each of the Company's directors, each of the executive officers named in the Summary Compensation Table, and all of the Company's executive officers and directors as a group.

Beneficial Ownership
Name and Address                       Shares               %
--------------------	              --------------        ------
TW Cable LLC	                       9,900,000 (1)          85%
81 Executive Blvd.
Farmingdale, N.Y. 11735

All directors and officers as a	       10,000 	        Less than 1%
	group (1 person)

(1) 	Includes 12,375 shares of preferred stock which are convertible into
 4,950,000 shares of common stock as 	of June 1, 1996 and exercisable warrants
 to purchase 4,950,000 shares of common stock.  Each share of 	preferred stock
 contains 1,500 votes or voting rights on all matters being voted on by the
 shareholders of 	the Company other than the election of directors.Additionally,
 the holders of the preferred stock, voting as	a class, shall in each year elect
 seventy-five percent of the members of the Board of Directors of the 	Company.
 In connection with the Company's Amended Plan of Reorganization and Disclosure
 Statement approved by the court on October 30, 1997 all the aforementioned
 warrants will be canceled on the 	effective date of the Plan.

ITEM THIRTEEN - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 10, 1997, TW Cable LLC, ("TW") whose owner is a director of the Company concluded a transaction with the holders of the Company's preferred stock and Subordinated Debentures pursuant to the terms of a certain Securities Purchase Agreement (the "Securities Purchase Agreement"). As a result of that transaction, TW acquired all of the issued and outstanding preferred stock (12,375 shares) and $2,615,000 principal face amount of debentures, together with warrants to purchase 53,350,000 shares of common stock. The preferred stock is convertible into 4,950,000 shares of common stock at a conversion rate equal to 400 common shares for each share of preferred stock that is converted. Each share of preferred stock is entitled to 1,500 votes on all matter other than the election of directors. The holders of the preferred stock, as a class, are entitled to elect 75% of the members of the Board of Directors.

Effective with the signing of the Securities Purchase agreement Mr. Edward Goodstein, sole member of TW, was elected as Chairman of the Board of Directors, and Mr. Carl Palazzolo also of TW, was elected as a Director. These elections filled the vacancies created by the resignations of Mr. Marshall Butler, Mr. Hiro Hiranandani, Mr. Ivor Jacobson, Mr. Paul Lowell and Mr. Ken Rind.

As part of the Company's DIP Financing TW provided $350,000 cash collateral to the Company's revolving credit lender in an effort to support the Company's cash flow requirements.

ITEM THIRTEEN - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
(CONTINUED)

On May 7, 1997, the Company entered into an agreement that was subject to Bankruptcy Court approval, with TW, (the "Asset Purchase Agreement") pursuant to which TW would acquire the Company's distribution business and all of its assets used in connection with the distribution business. The purchase price for the distribution assets is an amount equal to $500,000. The agreement entitles TW to purchase the Company's distribution inventory for an amount equal to 82.5% of the book value over a one year period. Pursuant to the Asset Purchase Agreement, TW agreed to assume certain facility leases of the Company. On June 26, 1997, the closing of the Asset Purchase Agreement took place. TW assumed three (3) locations, including all employees of these locations.

On June 26, 1997, the Company sold its distribution business to TW. The sale was completed under Bankruptcy Court Approval under a Section 363 transaction sale. The purchase price was $500,000. The payment of $500,000 was allocated to all distribution intangible assets and fixed assets. In addition, the Company has agreed to sell to TW the distribution inventory of approximately $1,500,000 at 82.5% of the book value over a one year period. The Company has recorded a gain on the sale of the distribution business of approximately $65,700. TW satisfied the selling price by exchanging $500,000 of the Company's secured subordinated debt. Upon closing of the Asset Purchase Agreement, TW assigned all rights and benefits of the Asset Purchase Agreement to TW Communications Corp. an ("Affiliate"), owned 100% by the sole member of TW. As of January 12, 1998, the Affiliate has purchased approximately $1,237,000 of distribution inventory at the discounted value.

On October 30, 1997 the Company's second amended plan of reorganization and disclosure statement (the "Plan") was confirmed by the United States Bankruptcy Courts in Westbury, New York. The confirmed Plan is effective in the date the Company secures exit finanancing.

The Plan calls for an initial distribution to unsecured creditors with claims greater than $1,000 ("Class 7") to received 13.5% of their claim and future distributions based on cash flow (as defined) over the next five years. Unsecured creditors with claims less than $1,000 ("Class 6") will receive a distribution of 20% of their claim. The initial distribution payments and certain other administrative claims are guaranteed by the Affiliate. Under the Plan, the Company's wholly owned subsidiary, Vertex Technologies, Inc., merged into the Company, and the Company changed its name to Vertex Computer Cable & Products, Inc. Under the Plan, 25.3 million of the Company's 40 million authorized shares of common stock will be issued and outstanding. Effective December 29, 1997, each five shares of the Company's common stock outstanding were exchanged for one share of the surviving entity. As a result, holders of the Company's currently outstanding 12,652,000 common stock shares will receive 2,530,400 post-reorganization shares. Further, the preferred shareholders exchanged such outstanding preferred stock and forgave accrued dividends for 22,773,600 common stock shares, representing 90% of the post-reorganization outstanding common stock.

As of June 30, 1997, the Company has a liability to the Affiliate of approximately $520,000, which includes approximately $337,000 for material purchases, which is included in accounts payable and accrued expenses and approximately $183,000 for administrative expenses. As of June 30, 1997, the Affiliate owed to the Company approximately $86,000 for their purchase of materials.

PART IV

ITEM FOURTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
		 FORM 8-K

(a) FINANCIAL STATEMENTS
	See index to consolidated financial statements.

(b) Form 8-K Reports
Form 8-K was filed on February 5, 1998

(c) EXHIBITS
         2.1	Second Amended Joint Plan of Reorganization dated September 24,1997
  (incorporated by 	reference to Exhibit 2.1 to the registrant's current report
  on Form 8-K dated February 5, 1998)

         2.2	Second Amended Joint Disclosure Statement dated September 24, 1997
  (incorporated by reference to Exhibit 2.2 to the registrant's current report
  on Form 8-K dated February 5,	1998)

         2.3	Order of United States Bankruptcy Court, Eastern District datedd
  October 30, 1997 (incorporated by reference to Exhibit 2.3 to the registrant's current report on Form 8-K dated February 5, 1998)

         3.1(a)	Certificate of Incorporation (Exhibit 3(a) of Form S-18
Registration Statement No. 33-7693-NY)

         3.1(b)	Certificate of Incorporation, as amended (Exhibit 3.1(a) to the
Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 1-9263)

         3.1(c)	Certificate of Amendment of the Certificate of Incorporation

         3.1(d)	Certificate of Ownership and Merger dated November 20, 1997
  (incorporated by reference to Exhibit 3.1(d) to the registrant's current
  report on Form 8-K dated February 5,	1998)

         3.1(e)	Amendment to Registrant's Certificate of Incorporation dated
  December 29, 1997 (incorporated by reference to Exhibit 3.1(d) to the registrant's current report on Form 8-K dated February 5, 1998)

3.2	By-Laws (Exhibit 3(b) of Form S-18 Registration Statement No. 33-7693-NY)

4.1	Form of Investment Banking Warrants (Exhibit 4.1 to the Company's Quarterly
Report on Form 10-Q for the quarter ended March 31, 1994, File No. 33-7693)

4.2	Form of Private Placement Warrants (Exhibit 4.2 to the Company's Quarterly
Report on Form 10-Q for the quarter ended March 31, 1994, File No. 33-7693)

4.3	Warrant to Sterling Commercial Capital, Inc. (Exhibit 4.3 to the Company's
Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 33-7693)

4.7	Form of senior subordinated note (incorporated by reference to Exhibit 4.7 to the registrant's current report on Form 8-K dated March 27, 1996)

4.8	Form of Warrant (incorporated by reference to Exhibit 4.8 to the registrant's current report on Form 8-K dated March 27, 1996)

4.9 	Form of Debenture (incorporated by reference to Exhibit 4.9 to the registrant's current report on Form 8-K dated August 20, 1996)

4.10 	Form of Warrant (incorporated by reference to Exhibit 4.10 to the registrant's current report on Form 8-K dated August 20, 1996)

4.11	Form of Mortgage note (incorporated by reference to Exhibit 4.11 to the registrant's current report on Form 8-K dated August 20,1996)

10.1	Sublease Agreements between Registrant and VTX Associates dated December 1,
1985 (Exhibit 10(a) of Form S-18 Registration Statement No. 33-7693-NY)

10.2	Assignment and Assumption Agreement dated June 30, 1986 between Registrant and VTX Associates (Exhibit 10(i) of Form S-18 Registration Statement No. 33-7693-NY)

10.3	1989 Non-Qualified Stock Option Plan (Exhibit 10.12 of Annual Report on
Form 10-K for the year ended June 30, 1990)

10.4	1991 Stock Option Plan (Exhibit 10.7 to the Company's Annual Report on Form
10-K for the fiscal year ended June 30, 1993, File No. 1-9263)

10.5	Accounts Receivable Agreement [Security Agreement between Congress
Financial Corporation and Vertex Electronics, Inc., filed as exhibit 10(a) on Form 8-K on December 31, 1992

10.6	Term Note of Vertex Electronics, Inc. dated December 31, 1992 in the principal amount of $1,500,000 in favor of Fleet Bank, filed as exhibit 10(b) on Form 8-K on December 31, 1992

10.7	Stock Purchase Agreement dated as of October 17, 1991 between VX Capital
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

10.15	1994 Directors' Stock Option Plan.

10.16	Securities Purchase Agreement dated January 10, 1997 between T W Cable LLC and the various holders of the Company's Secured Subordinated Debentures.

10.17	Asset Purchase Agreement dated May 7, 1997 between T W Cable LLC and
Vertex Technologies, Inc.

21			Subsidiaries -

			Name	         	                      Place of Incorporation
			--------------------------------	  ---------------------------
			Vertex Technologies, Inc.   *     	  New York
			Vertex Electronics UK Ltd.      	    United Kingdom (inactive)

*	As a result of the Plan, the Company Vertex Technologies, Inc. merged into the
 Company

INDEX TO FINANCIAL STATEMENTS


       								 		                                            Page
Report of Independent Certified Public Accountants            	F-2

Financial Statements
Consolidated Balance Sheets as of June 30, 1997
	and 1996					                       	                         F-3

Consolidated Statements of Operations for the
	years ended June 30, 1997, 1996 and 1995                    	 F-4

Consolidated Statement of Changes in Stockholders'
	Equity (Deficiency) for the years ended June 30, 1997,
  1996 and 1995							                                         F-5

Consolidated Statements of Cash Flows for the years
	ended June 30, 1997, 1996 and 1995		                          F-6 - F-7

Notes to Consolidated Financial Statements                   	 F-8 - F-25


Supplemental Schedule

Schedule II - Valuation and Qualifying Accounts                F-26

			                 			 REPORT OF INDEPENDENT CERTIFIED
								                     PUBLIC ACCOUNTANTS
Board of Directors and Stockholders
	Vertex Computer Cable & Products, Inc.

We have audited the accompanying consolidated balance sheets of Vertex Computer Cable & Products, Inc. (formerly VTX Electronics Corp.) and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended June 30,1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vertex Computer Cable & Products, Inc. and subsidiaries as of June 30, 1997 and 1996 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

As shown in the consolidated statements, the Company incurred net losses attributable to common stock of $5,556,172, $5,058,331 and $$1,316,044 during the years ended June 30, 1997, 1996 and 1995, respectively, and as described in Note A, on January 10, 1997, the Company filed petitions for relief under Chapter 11 of the federal bankruptcy laws. The Company continued to operate as a debtor-in-possession until the plan of reorganization became effective on January 12, 1998. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The uncertainty as to the Company's ability to raise additional capital or secure long-term financing and sustain profitable operations, as discussed in Note A to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern after emerging from bankruptcy. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with our audits of the consolidated financial statements referred to above, we have also audited Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 1997. In our opinion, this schedule presents fairly,in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Melville, New York
September 26 , 1997 (except for Note A 3, as to which the date is January 12, 1998)

	                 	VERTEX COMPUTER CABLE & PRODUCTS, INC.
                           DEBTOR-IN-POSSESSION
		                      CONSOLIDATED BALANCE SHEETS
					                           June 30,
ASSETS			                               			     1997            1996
						                                     ------------      -----------
CURRENT ASSETS
Cash			                                   $    194,462     $     73,230
Accounts receivable, net of allowance for
	doubtful accounts of $241,000 and $221,000,
	in 1997 and 1996, respectively	             1,866,423        5,734,965
Inventories, net	                            2,781,650        3,293,924
Prepaid expenses and other current assets	      98,437          620,747
				                                       ------------     ------------
		TOTAL CURRENT ASSETS	                      4,940,972        9,722,866

PROPERTY, PLANT AND EQUIPMENT, net	            565,279        3,006,709
DEFERRED CHARGES AND OTHER ASSETS, net	        156,613          398,813
				                                       ------------     ------------
			TOTAL ASSETS	                          $  5,662,864     $ 13,128,388
				                                       ============     ============

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
CURRENT LIABILITIES
	Current portion of long-term debt 	      $  2,280,433     $     21,747
	Accounts payable and accrued expenses	      1,324,721        4,535,025
  Due to Affiliate                             183,000	            -
	Preferred stock dividends payable	               -              86,625
				                                       ------------     ------------
			TOTAL CURRENT LIABILITIES	                3,788,154        4,643,397

LONG-TERM DEBT, NET OF CURRENT PORTION	         28,520        6,388,495

LIABILITIES SUBJECT TO COMPROMISE	           6,191,880             -
SECURED SUBORDINATED DEBENTURES, net	        2,182,347        3,107,908

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' (DEFICIENCY)
Redeemable, cumulative, convertible,
	preferred stock, stated value $100 per
	share; authorized, 5,000,000 shares;
		12,375 shares issued and outstanding, net  1,110,661 	     1,073,530
	Common stock, par value $.10 per
		share; authorized, 40,000,000 shares;
		issued and outstanding, 12,652,000	shares  1,265,200        1,265,200
	Paid-in capital	                            9,416,226        9,416,226
	Accumulated deficit	                      (18,320,053)     (12,763,881)
	Cumulative translation adjustment	                (71)          (2,487)
				                                        ------------     ------------
	   TOTAL STOCKHOLDERS' (DEFICIENCY)        (6,528,037)      (1,011,412)
				                                        ------------     ------------
	TOTAL LIABILITIES AND STOCKHOLDERS'
     (DEFICIENCY)                   	     $  5,662,864     $ 13,128,388
				                                       =============    =============
   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

              				VERTEX COMPUTER CABLE & PRODUCTS, INC.
					                     DEBTOR-IN-POSSESSION
			               CONSOLIDATED STATEMENTS OF OPERATIONS
				 	                   	Year ended June 30,


							                       1997	        1996         	1995
							                   -----------	 -----------   -----------
Net sales					            $21,224,328	 $29,116,469   $34,472,386

Cost of goods sold				     16,779,191	  23,584,189    26,231,037
							                   -----------	 -----------   -----------
Gross profit				            4,445,137	   5,532,280     8,241,349

Selling, general and
administrative expenses	    8,129,311	   9,566,459     8,651,586

Restructuring charges				       -            -   	        91,000

Interest expense		      		    988,301	     932,901     	 827,088

Gain on sale of distribution
	business, net of related
 expenses 	              	    (65,700)         -    	      -

Loss on sale of corporate
headquarters	                 248,500	         -	          -

Other expense (income)				     13,269	       4,626     	 (12,281)

Chapter 11 Reorganization-
related expenses	              489,386	        -	          -
							                     -----------	  -----------   -----------

Loss before extraordinary
item	                     	 (5,357,930)  (4,971,706)   (1,316,044)

Extraordinary item

	Loss on extinguishment
  of debt		                    120,000		      -	             -

                   						 	 -----------   -----------   -----------

Net loss		              			 (5,477,930)  (4,971,706)   (1,316,044)


Dividends on preferred stock    78,242       86,625         -
							                     -----------	  -----------   -----------

Net loss attributable to
common stock	             	$(5,556,172)  $(5,058,331)  $(1,316,044)
                    							============  ============  ============

Net loss per share
	Loss before extraordinary
 item		                    $      (.43)  $      (.40)  $      (.11)
	Extraordinary item				           (.01)	          -            -
							                    ------------ ------------  ------------

Net loss per share	     			$      (.44)  $      (.40)  $      (.11)
						                    	============ ============  ============

Weighted average number of
	shares outstanding          12,652,000   12,652,000    12,264,985
							                    ============ ============  ============




     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                  VERTEX COMPUTER CABLE & PRODUCTS, INC.
          					            DEBTOR-IN-POSSESSION
  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                Years ended June 30, 1997, 1996 and 1995


 	                                                                                                          Notes
                                                                                                           receiv-
	                  	          Pre-    Preferred                   Common                    Accumu-         able      Deferred
     			                     ferred    stock         Common       stock   	   Paid-in        lated          from      compensa-
			                          shares    amount        shares       amount      capital       deficit       officers      tion
                           		------   ---------    ----------   ----------   ----------   ------------   ----------  ----------
Balance at June 30, 1994                           11,837,500   $1,183,750   $8,275,676   $(6,389,506)   $(100,000)  $(154,687)
Net loss		                                                                                 (1,316,044)
Options exercised by
 employees	                                            25,000        2,500
Debt conversion to stock		                            789,500       78,950      315,800
Settlement of officer's note                                                                                50,000
Foreign translation adjust-
 ment
Amortization of deferred
 compensation                                                                                                            56,254
 		                          -------  ----------   ----------   -----------  ----------   -------------   ---------  -----------
Balance at June 30, 1995			                        12,652,000    1 ,265,200   8,591,476    (7,705,550)     (50,000)     (98,433)
Net loss  attributable to
  common stock                                                                             (5,058,331)
Issuance of preferred stock  12,375   $1,237,500
Discount on preferred stock             (185,625)
Issuance of detachable
	warrants, net of related
	costs of $52,000										                                                     824,750
Reclassification of
	officer's note										                                                                                   50,000
Foreign translation adjust-
	ment
Amortization of discount
	on preferred stock		                     21,655
Amortization of deferred
	compensation										                                                                                                  98,433
 		                          -------  -----------  ----------   ----------   ----------  -------------   ----------  -----------
Balance at June 30, 1996     12,375    1,073,530   12,652,000    1,265,200    9,416,226   (12,763,881)         -           -
Net loss  attributable to
    common stock                                                                           (5,556,172)
Foreign translation adjust-
       ment
Amortization of discount
	on preferred stock		                     37,131
		                           -------  -----------  ----------    ----------   ----------  -------------   ----------  -----------
Balance at June 30, 1997     12,375   $1,110,661   12,652,000    $1,265,200   $9,416,226  $(18,320,053)   $     -     $     -
                             =======  ===========  ==========    ==========   ==========  =============   ==========  ===========




                                      Cumulative      Total
                                       transla-       stock-
                                         tion        holders'
                                        adjust-       equity
                                         ment       (deficiency)
                                     ------------   ------------
Balance at June 30, 1994                 $(6,923)    $2,808,310
Net loss                                             (1,316,044)
Options exwecised by
 employees                                                2,500
Debt conversion to stock                                394,750
Settlement of officer's note                             50,000
Foreign translation adjustment             3,371          3,371
Amortization of deferred
 compensation                                            56,254
                                     ------------   ------------
Balance at June 30, 1995                  (3,552)     1,999,141
Net loss attributable to
 common stock                                        (5,058,331)
Issuance of preferred stock                           1,237,500
Dicsount on preferred stock                            (185,625)
Issuance of detachable
 warrants, net of related
 costs of $52,000                                       824,750
Reclassification of
 officer's note                                          50,000
Foreign translation adjustment             1,065          1,065
Amortization of discount on
 preferred stock                                         21,655
Amortization of deferred
 compensation                                            98,433
                                     ------------   ------------
Balance at June 30, 1996                  (2,487)    (1,011,412)
Net loss attributable to
 common stock                                        (5,556,172)
Foreign translation adjustment             2,416          2,416
Amortization of discount on
 preferred stock                                         37,131
                                     ------------   ------------
Balance at June 30, 1997                    $(71)   $(6,528,037)
                                     ============   ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT
                                   F-5


					                VERTEX COMPUTER CABLE & PRODUCTS, INC.
                              DEBTOR-IN-POSSESSION
					    	              CONSOLIDATED STATEMENTS OF CASH FLOWS
  							                     Year Ended June 30,

                                         1997           1996           1995
                                    ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

	Net loss                           $(5,477,930)   $(4,971,706)   $(1,316,044)
	Adjustments to reconcile net loss
       to net cash provided by
       (used in) operating activities
		Depreciation and amortization         469,639        532,677        543,848
		Noncash compensation                     -            98,433         56,254
		Provision for (recovery of)
   losses on accounts receivable        285,000         67,000 	     (107,000)
		Provision for slow-moving and
   obsolete inventories                    -            40,000         65,000
		Write-off of note receivable
   from officer                          50,000           - 	             -
		Loss on sale of assets, net		         182,800           -            (3,967)
		Loss on extinguishment of debt        120,000           -              -
		Changes in operating assets and liabilities
			Decrease (increase) in accounts
    receivable                        3,583,542       (937,522)      1,304,383
			Decrease (increase) in inventories   250,274        452,248        (222,223)
			Decrease (increase) in prepaid
    expenses and other current
    assets                              582,184         92,770       (155,327)
			Decrease (increase) in deferred
    charges and other assets            192,200        (36,998)       (69,785)
			Increase (decrease) in accounts
    payable, accrued expenses and
    liabilities subject to compromise 2,999,712       (527,444)      (109,020)
								  	                          -----------    -----------    -----------
			Net cash provided by (used in)
    operating activities              3,237,421     (5,190,542)       (13,881)
									                            -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
		Capital expenditures                 (186,395)      (114,085)	      (126,957)
		Proceeds from sale of corporate
   headquarters, net                  1,919,080           -               -
		Proceeds from sale of property,
   plant and equipment                     -              -   	          6,500
									                            -----------    -----------    -----------
			Net cash provided by (used in)
    investing activities              1,732,685       (114,085)	      (120,457)
									                            -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
		Borrowing under debt and loan
   agreements                        22,069,308     32,362,919      38,847,289
		Debt repayments			                (26,145,801)   (32,302,648)    (38,700,978)
		Repayment of debentures              (750,000)          -               -
		Principal payments under capital
   leases                               (24,797)       (25,367)        (40,394)
		Proceeds from officer note	              -              -             12,500
 	Proceeds from issuance of
   debentures, net	                        -         3,073,875            -
		Proceeds from issuance of
   preferred stock, net	                   -         1,051,875            -
		Proceeds from issuance of
   warrants                                -           824,750            -
 	Issuance of common stock and
   exercise of options/warrants,
   net                                     -              -              2,500
		Debt issue costs				                     -          (192,000)           -
									                            -----------    -----------    -----------
			Net cash provided by (used in)
    financing activities             (4,851,290)     4,793,404         120,917
									                            -----------    -----------    -----------
Effect of exchange rate changes
 on cash                                  2,416          1,065           3,371
                           									 -----------    -----------    -----------
INCREASE (DECREASE) IN CASH             121,232       (510,158)        (10,050)

Cash at beginning of year                73,230        583,388         593,438
							                           		------------    -----------    ------------
Cash at end of year				             $   194,462    $    73,230     $   583,388
                           									============   ============    ============

                                      	F-6

				                   VERTEX COMPUTER CABLE & PRODUCTS, INC.
                              DEBTOR-IN-POSSESSION
					                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Year Ended June 30,
                                  (CONTINUED)


                        								 	   1997            1996          1995
									                         -----------    -----------   -----------
Supplemental disclosures of
cash flow information:

	Cash paid during the year for
		Interest			                  	  $   649,434    $   886,380   $   817,237
									                         ===========    ===========   ===========
















































THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                           									F-7

           					VERTEX COMPUTER CABLE & PRODUCTS, INC.
                        DEBTOR-IN-POSSESSION
						       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
								          June 30, 1997, 1996 and 1995
NOTE A - BASIS OF PRESENTATION AND CHAPTER 11 BANKRUPTCY FILINGS

1.   BASIS OF PRESENTATION
Vertex Computer Cable & Products, Inc., (formerly VTX Electronics Corp.) and subsidiaries (the "Company" or "Debtor") operate primarily in one business segment - distribution and assembly of electronic wire, cable and related products used primarily for data communication and distribution. The principal market for the Company's products is in the United States. The consolidated financial statements include the accounts of Vertex Computer Cable & Products, Inc. and its wholly-owned subsidiaries, Vertex Technologies, Inc. and its foreign subsidiary, Vertex Electronics UK, LTD. As a result of the loss of its major United Kingdom customer, the Company initiated, in February 1997, the sale of its foreign subsidiary (see Note M). All significant intercompany transactions and balances have been eliminated in consolidation.

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had net losses attributable to common stock of $5,556,172, $5,058,331 and $1,316,044 for the years ended June 30, 1997, 1996 and 1995, respectively. These losses resulted primarily from a decrease in sales.

On January 10, 1997, the Company filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of New York. As a result of the Chapter 11 proceedings (as described in Note A(2)), the Company petitioned to liquidate or settle liabilities for amounts other than those reflected in the accompanying consolidated financial statements. Furthermore, as a result of the Company's plan of reorganization being approved, it is likely that substantial adjustments will be made to the carrying amount of assets and liabilities by adjusting their values as of the date of the plan of reorganization (the "Confirmation Date").

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. The uncertainty as to the Company's ability to raise additional capital or secure adequate long-term financing and sustain profitable operations raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's consolidated financial statements as of June 30, 1997 have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code," issued November 19, 1990 ("SOP 90-7"). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy date (January 10, 1997) and identification of all transactions and events that are directly associated with the reorganization of the Company.

                     VERTEX COMPUTER CABLE & PRODUCTS, INC.
                            DEBTOR-IN-POSSESSION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     June 30, 1997, 1996 and 1995

NOTE A(1)  CONTINUED

Prior years' comparative balances have not been classified to conform with the current year's balances stated under SOP 90-7. The most significant difference between the current year's and prior years'presentations is the reclassification of certain outstanding debt to current liabilities and pre-petition accounts payable to "liabilities subject to compromise" (see Note C).


2.   CHAPTER 11 BANKRUPTCY PROCEEDINGS
Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as debtor-in-possession ("DIP"). Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the courts (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant and equipment, accounts receivable and inventories.

The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including wages. The Company continued to manage its affairs and operate its business as a DIP, subject to the supervision of the Bankruptcy Court while the case was pending.

In January 1997, the Company's revolving credit facility provided DIP Financing (the "DIP Financing") under a court-approved order. The cost to secure the DIP Financing was $50,000. TW Cable LLC ("TW"), whose owner is a director of the Company and a holder of secured subordinated debentures, provided $350,000 of cash collateral to the Company's revolving credit lender in an effort to support the Company's cash flow requirements.

On May 7, 1997, the Company entered into an agreement (the "Asset Purchase Agreement") that was subject to Bankruptcy Court approval, with TW, pursuant to which TW would acquire the Company's distribution business product lines and all of its assets used in connection therewith (see Note P2).


3.  PLAN OF REORGANIZATION

On October 30, 1997, the Company's second amended plan of reorganization and disclosure statement (the "Plan") was confirmed by the United States Bankruptcy Courts in Westbury, New York. The confirmed Plan became effective on January 12,1998 concurrent with the Company's consumation of exit financing (see below).

                   VERTEX COMPUTER CABLE & PRODUCTS, INC.
                        DEBTOR-IN-POSSESSION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     June 30, 1997, 1996 and 1995

NOTE A(3)  (CONTINUED)

The Plan calls for unsecured creditors with claims greater than $1,000 ("Class 7") to receive 13.5% of their claim in quarterly installments over the next twelve months and future distributions based on cash flow (as defined) over the next five years. Unsecured creditors with claims less than $1,000 ("Class 6") will receive a distribution of 20% of their claim. The initial distribution payments and certain other administrative claims are guaranteed by TW Communication Corp. (the "Affiliate"). Under the Plan, the Company's wholly-owned subsidiary, Vertex Technologies, Inc., merged into the Company, and the Company changed its name to Vertex Computer Cable & Products, Inc. Under the Plan, 25.3 million of the Company's 40 million authorized shares of common stock will be issued and outstanding. Effective December 29, 1997, each five shares of the Company's common stock outstanding at June 30, 1997 were exchanged for one share of the surviving entity. As a result, holders of the Company's currently outstanding 12,652,000 common stock shares will receive 2,530,400 post-reorganization shares. Further, the preferred shareholders exchanged such outstanding preferred stock and forgave accrued dividends for 22,773,600 common stock shares, representing 90% of the post-reorganization outstanding common stock.

On January 12, 1998, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with it's current lender (see Note G). The Loan Agreement replaces the court-approved DIP financing and extended the Company's credit facility for a 90-day period through March 31, 1998 and can be extended if necessary. The terms of the Loan Agreement are similar to its prior loan except for a reduction to 75% on advances of eligible accounts receivable and a reduction to 24% on advances of eligible inventory. As part of the Loan Agreement, TW provided additional cash collateral of $500,000 in order for the Company to fund the Plan. The Company is presently seeking to secure long-term financing prior to the aforementioned expiration date. The Company continues to manage down its costs while focusing on improving revenues by developing training programs for sales personnel, hiring national sales representatives and reducing its costs to allow for competitive bidding.

Pursuant to SOP 90-7, the Company will adopt "Fresh Start" reporting on January 12, 1998, the effective date of the Plan. Under Fresh Start reporting, the reorganization value of the new entity is allocated to the new entity's assets. If any portion of the reorganization value cannot be attributed to specific tangible or identified intangible assets of the emerging entity, such amounts are to be reported as "reorganization value in excess of amounts allocable to identifiable assets" and amortized over future periods. As a result of adopting "Fresh Start" reporting, the new entity's financial statements will not be comparable to the historical financial statements (see Note C).

                  VERTEX COMPUTER CABLE & PRODUCTS, INC.
                           DEBTOR-IN-POSSESSION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     June 30, 1997, 1996 and 1995

NOTE B - 	SIGNIFICANT ACCOUNTING POLICIES

1.	INVENTORIES
Inventories, consisting principally of products held for sale, are stated at the lower of cost (first-in, first-out method) or market.

2.	PROPERTY, PLANT AND EQUIPMENT
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

3.	REVENUE RECOGNITION
The Company recognizes revenue on the date the product is shipped to the customer.

4.	DEFERRED COSTS
Costs incurred in connection with debt refinancing, consisting primarily of loan origination fees, broker's commission, legal and other fees, have been capitalized and are being amortized on a straight-line basis over the term of the loans. Amounts of unamortized refinancing costs deferred at June 30, 1997 and 1996 were $0 and $334,000, respectively.

5.	INCOME TAXES
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

6.	NET LOSS PER SHARE
Net loss per share is based upon the weighted average number of common shares outstanding during the year. The fiscal 1997 and 1996 net loss per share computation includes an adjustment for the preferred stock dividends in deriving the net loss per share before and after extraordinary item. The effect of stock options on the calculation of net loss per common share was antidilutive in each of the years ended June 30, 1997, 1996 and 1995.

7.	FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
Assets and liabilities of the Company's foreign subsidiary are translated at year-end exchange rates. Results of operations are translated using the average exchange rates prevailing throughout the year. Exchange rate changes arising from translation are included in the cumulative translation component of stockholders' equity. Gains and losses from foreign currency transactions are included in the net loss for the years ended June 30, 1997, 1996 and 1995.

                    VERTEX COMPUTER CABLE & PRODUCTS, INC.
                            DEBTOR-IN-POSSESSION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        June 30, 1997, 1996 and 1995

NOTE B (CONTINUED)

	8.	USE OF ESTIMATES
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

 9.  	FINANCIAL INSTRUMENTS
The Company's principal financial instruments consist of accounts receivable, accounts payable, long-term debt and subordinated debentures. Due to the Chapter 11 reorganization, the Company believes that the fair value cannot be reasonably determined with respect to accounts payable and debt instruments.

 10.	NEW ACCOUNTING STANDARDS NOT YET ADOPTED
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the calculation and disclosure of earnings per share in the financial statements.

NOTE C - LIABILITIES SUBJECT TO COMPROMISE

The Company's liabilities subject to compromise at June 30, 1997 were recorded at the amounts which had been allowed or were expected to be allowed by the Bankruptcy Court rather than the amounts for which the claims will be settled under the Plan of Reorganization. In some cases the amounts that are expected to be allowed will differ from the amounts at which the liabilities were recorded prior to the Chapter 11 case because of negotiations and resulting agreements in the Bankruptcy Court which determines the allowed amounts. Liabilities subject to compromise of $6,191,880 include approximately $93,000 in accrued interest, $165,000 of accrued preferred stock dividends in arrears and the balance represents trade payables.

If the Company's Plan of Reorganization had become effective (out of Chapter 11 status) by June 30, 1997, the amount of liabilities subject to compromise would have been reduced to approximately $898,000.

                   VERTEX COMPUTER CABLE & PRODUCTS, INC.
                           DEBTOR-IN-POSSESSION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       June 30, 1997, 1996 and 1995

NOTE D - INVENTORIES

Inventory consists principally of products held for sale. The Company regularly reviews its inventory for obsolete and slow-moving items, which includes reviews of inventory levels of certain product lines and an evaluation of the inventory based on changes in technology and markets. As of June 30, 1997 and 1996, the reserve was approximately $575,000.

                                      June 30,
				                         	 1997  			       1996
						               		   	------------		  ------------
			Raw materials				   	$     80,142		     $     77,011
			Work in process					       46,885			          33,555
			Finished goods				   	  2,654,623		        3,183,358
           							      		-------------		  -------------
			Inventories, net	  	 $  2,781,650		     $  3,293,924
								                 ==============	   =============


NOTE E - PROPERTY, PLANT AND EQUIPMENT, NET

 	Property, plant and equipment, net, consist of the following:
		          			                       Asset
						                                lives              June 30,
						                               (years)		     1997		         1996
						                              ----------	  ---------     ----------
	Land				                               --     $    -         $   545,776
	Building and building improvements    2-5         72,681	      2,574,116
	Machinery and equipment	               10		    1,622,002	      1,680,922
	Furniture and fixtures		             5-10      1,807,132	      2,144,125
	Vehicles			                             4			      26,798	         26,798
							                                          ----------    -----------
							                                         3,528,613	      6,971,737
	Less accumulated depreciation
		and amortization			                           2,963,334	      3,965,028
							                                          ----------  	  ----------
							                                       $   565,279	     $3,006,709
							                                          ==========	    ==========
Depreciation and amortization of property, plant and equipment was $296,203,
$372,351, and $418,464 for the years ended June 30, 1997, 1996 and 1995, respectively.

On December 20, 1996, the Company sold its 45,000 square foot corporate headquarters in Farmingdale, NY to an unaffiliated third party and recorded a loss of $248,500. The Company used proceeds of approximately $2,332,000 to retire the first and second mortgages and a portion of the secured subordinated debentures, as described in Note G (2).
                                      F-13

                       VERTEX COMPUTER CABLE & PRODUCTS, INC.
                              DEBTOR-IN-POSSESSION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         June 30, 1997, 1996 and 1995

NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	Accounts payable and accrued expenses consist of the following:
                                                  June 30,
                                          1997	                1996
							                                -------------	     -------------
	Accounts payable-trade			              $   477,624         $3,806,840
	Accrued payroll and commissions	           179,666            263,400
	Other accrued expenses	       		           240,431            464,785
	Accrued professional fees		                427,000	              -
 							                               -------------       ------------
                                 							 $1,324,721         $4,535,025
							                                =============       ============
NOTE G - LONG-TERM DEBT

	Long-term debt consists of the following:
                                                      June 30,
                                              1997		             1996
							                                   ------------	      ------------
	Revolving asset-based loan (1)	       		 $2,253,774   	      $5,097,664
	First mortgage loan, net of imputed
		interest (2)				                             -	              1,029,053
	Second mortgage loan (2)	         	           	                 250,000
	Capitalized lease obligations (3)            55,179	             33,525
							                                   ------------		     ------------
							                                    2,308,953	          6,410,242
	Less current portion of long-term debt    2,280,433              21,747
							                                   ------------		     ------------
							                                   $   28,520  	       $6,388,495
							                                   ============	 	    ============
1.	On February 10, 1995, the Company entered into an amended and restated
revolving credit agreement with a lending institution.  Such agreement provided for a revolving credit facility with maximum availability of $10,000,000 and expiring on December 31, 1997.  As a result of the Company filing for Chapter
11 on January 10, 1997, the Company entered into a court-approved DIP financing agreement with such lending institution.  The cost of the financing was $50,000 and extended the Company's credit facility for a one-year period or until exit financing is in place (see Note A(3)).

	Under the terms of the credit facility, the Company is required to pay interest at prime plus 2-3/4% (11.25% at June 30, 1997) and a commitment fee of 1/2% per annum on the daily unused portion of the credit.  The agreement also provides for termination fees as a result of default or early termination of 1% and .5%
of the maximum credit if such termination occurs before December 31, 1996 and
1997, respectively.  In connection with this financing amendment, the Company incurred in fiscal 1995 costs approximating $80,000, which have been accounted for as deferred charges and are being amortized through December 31, 1997.  As a result of the bankruptcy filing unamortized deferred costs aggregating approximately $123,500 were written off in fiscal 1997.
                                     F-14

                   VERTEX COMPUTER CABLE & PRODUCTS, INC.
                            DEBTOR-IN-POSSESSION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       June 30, 1997, 1996 and 1995

NOTE G (CONTINUED)

Under the terms of the agreement, borrowings are limited to 80% of eligible accounts receivable (constituting those amounts outstanding 90 days or less) and 50% of eligible accounts receivable outstanding between 91 and 120 days, and 40% of regular inventories and 20% of slow moving inventory. As of June
30, 1997 and 1996, the Company had $2,453,000 and $5,431,000 available under the eligibility terms of the facility, $2,254,000 and $5,098,000 of which was outstanding on such dates, respectively. This loan is collateralized by substantially all of the assets of the Company not otherwise collateralized.
In connection with its revolving credit facility, the Company is subject to restrictive covenants which impose certain limitations with respect to the Company's incurrence of indebtedness, capital expenditures, creation or recurrence of liens, declaration or payment of dividends or other distributions, mergers, consolidations and sales or purchases of substantial assets. In general, the Company is not allowed to incur further indebtedness or create additional liens on its assets except for unsecured current liabilities incurred in the ordinary course of business or liabilities incurred in the ordinary course of business secured by purchase money security interest not to exceed an aggregate of $750,000. The Company is not allowed to make loans or investments or provide guarantees or to prepay indebtedness. The Company is prohibited from paying dividends on common stock and may not enter into a merger, consolidation or sale of all or substantially all of its assets. Additionally, the Company is required to maintain consolidated net worth, amended on March 15, 1996, to include subordinated debentures, of not less than $750,000 and to maintain consolidated working capital, defined as current assets less current liabilities and debt outstanding under the credit facility, of not less than a negative $1.5 million.

As of June 30, 1997, the Company was in default of certain covenants of the aforementioned agreement. The lender continued to provide DIP financing under an approved order from the United States Bankruptcy Court.

2.	On December 20, 1996, the outstanding first and second mortgage loans were satisfied using the proceeds from the sale of the Company's headquarters in Farmingdale, NY. The Company recognized a loss of approximately $248,500 on the sale of the headquarters. The loss includes closing costs and non-cash write-offs of building-related expenses.

	The first mortgage loan was with a group of lenders, and was payable over five years in monthly installments of $15,980, inclusive of principal and interest at
14%, commencing May 1, 1994, with a final installment of principal of $1,033,183 payable on April 1, 1999 and was collateralized by a first mortgage lien on the
Company's corporate headquarters.  In connection with such loan, the Company issued to one of the lenders 250,000 common stock purchase warrants exercisable on or before March 31, 2001 at an exercise price of $.50 per share, which was subsequently reduced to $.125 per share (see Note I2). A portion of the proceeds of the loan had been allocated to the warrants based on the Company's Board of
Directors' assessment of their fair value at the time of issuance ($.70 per share).  For financial statement purposes, the fair value ascribed to the warrants of $175,781 had been deducted from the proceeds of the mortgage loan as additional interest expense and was being amortized over the term of the mortgage to yield an effective interest rate of approximately 20% per annum. The loan had prepayment penalties which are calculated as a percentage of the prepayment amount.
                                    F-15

                    VERTEX COMPUTER CABLE & PRODUCTS, INC.
                            DEBTOR-IN-POSSESSION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       June 30, 1997, 1996 and 1995

NOTE G (CONTINUED)

The second mortgage loan was with substantially the same group of lenders, and was payable over five years in monthly installments of $3,630, inclusive of principal and interest at 14.875%, commencing August 1, 1996, with a final installment of principal of $204,206 payable on July 1, 2001 and was collateralized by a second mortgage lien on the Company's corporate headquarters. In connection with such loan, the Company issued 1,250,000 common stock purchase warrants, which are exercisable beginning April 1, 1999 through March 31, 2009 at an exercise price of $.125 per share (see Note I2). The loan had prepayment penalties which are calculated as a percentage of the prepayment amount.


3.	The Company leases its telephone system and certain warehouse equipment which is accounted for as  capital leases.  The obligation for the telephone system requires the Company to make monthly payments of $1,963 through December 1997.
The obligation for the warehouse equipment requires the Company to make monthly payments of $1,240 through May 2000.

The following is a summary of the aggregate annual maturities of long-term debt:
        				June 30,		      Total
			        ----------			-------------
				          1998			     2,280,433
				          1999			        14,880
				          2000			        13,640
							                 -------------
				Total		              $2,308,953
                        =============


















                    VERTEX COMPUTER CABLE & PRODUCTS, INC.
                            DEBTOR-IN-POSSESSION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        June 30, 1997, 1996 and 1995

NOTE H - SECURED SUBORDINATED DEBENTURES, PREFERRED STOCK AND WARRANTS
	         ISSUED

Under a Capitalization Agreement (the "Agreement") signed on December 1, 1995, the Company received $2,475,000 from an unaffiliated investor group ("new investors") in exchange for Secured Subordinated Debentures (the "debentures") with a principal amount of $1,237,500, 12,375 shares of Senior Redeemable Cumulative Convertible Preferred Stock ("preferred stock") with a stated value of $100 per share and warrants to purchase 19,800,000 shares of common stock (see Note I2).

The debentures are due on June 19, 2001 and accrue interest at an annual rate of 2% over the published prime rate of interest (10.50% at June 30, 1997), payable quarterly over the life of the bonds. Such bonds are secured by all of the assets of the Company, however, subordinate to the secured debt under the revolving asset-based loan and the first and second mortgage loans described in Note F.

The preferred stock is redeemable on December 1, 2000 for $1,237,500 in cash or common stock, based upon the lower of 70% of the fair market value of the underlying common stock on such date or $.25 per common share, at the option of the Company. The preferred stockholders are entitled to receive dividends quarterly at an annual fixed rate of 12%, the effect of which is cumulative to the extent the Company does not make such quarterly payment on the prescribed basis. On or after June 1, 1996 and through December 1, 2000, each preferred share may be converted into common stock of the Company at a conversion rate of $.25 per share (400 common shares for each preferred share converted) (see Note
A3). Each share of preferred stock contains 1,500 votes or voting rights on all matters being voted on by the shareholders of the Company other than the election of directors. Additionally, the holders of the preferred stock, voting as a class, shall in each year elect seventy-five percent of the members of the Board of Directors of the Company. Effective December 1, 1995 and pursuant to the Agreement, the existing Board of Directors ("former directors") resigned in favor of a new Board of Directors ("new directors").

The warrants to purchase common stock of the Company issued under the Agreement to the new investors are currently exercisable at $.125 per common share and have a term commencing June 1, 1996 and expiring December 1, 2000 for 4,950,000 of the warrants and an additional term commencing April 1, 1999 and expiring March 31, 2009 for the remaining 14,850,000 warrants (see Note I2). In connection with these issuances, the Company recorded a discount on the bonds payable of $185,625 and a discount on preferred stock of $185,625, representing the estimated relative fair market value of the warrants on the date of such issuance as determined by the Company, which will be recognized as interest expense and preferred stock dividends, respectively, on a straight-line basis over the 60-month term of the Agreement.

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


                   VERTEX COMPUTER CABLE & PRODUCTS, INC.
                           DEBTOR-IN-POSSESSION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       June 30, 1997, 1996 and 1995


NOTE H (CONTINUED)

On March 21, 1996 and June 19, 1996, the Company received an additional $1,237,500 and $1,290,000, respectively, from the new investors and certain additional individual and institutional investors, in exchange for additional Secured Subordinated Debentures for a principal amount of $1,237,500 and $1,290,000 and warrants to purchase 24,750,000 and 25,800,000 shares of common stock of the Company, respectively (see Note I2).

The debentures are substantially identical and pari passu with the debentures issued on December 1, 1995. Accordingly, such debentures are due on June 19, 2001 and accrue interest at an annual rate of 2% over the published prime rate of interest, payable quarterly over the life of the debentures. Such debentures are secured by all of the assets of the Company, however, subordinate to the secured debt under the revolving asset-based loan and the first mortgage loan as described in Note G.

The warrants to purchase 50,550,000 shares of common stock of the Company are exercisable at $.125 per common share and have a term commencing April 1, 1999 and expiring on March 31, 2009 (see Note I2). In addition, the exercise price for the 19,800,000 warrants issued in connection with the December 1, 1995 agreement was reduced from $.25 to $.125 per share in connection with the March financing. The exercise of these warrants is contingent upon the authorization, by the shareholders, of additional authorized common stock. In connection with this issuance, the Company recorded a discount on the secured subordinated debentures of $247,500 and $258,000 in March and June 1996, respectively, which represents the estimated fair market value of the warrants on the date of such issuance as determined by the Company, which will be recognized as interest expense on a straight-line basis over the 60-month term of the agreement.

Expenses of approximately $25,000 and $115,000 in March and June 1996, respectively, relating to various legal, accounting and other fees incurred in connection with the financings have been recorded as deferred charges and are being amortized over the 60-month term on a straight-line basis.

On December 20, 1996, the Company paid pro-rata to all secured subordinated debenture holders, the sum of $750,000 with the proceeds received from the closing of the sale of the Farmingdale, New York facility, as required (See Note G(2)). In addition, the Company recorded a loss on extinguishment of debt of approximately $120,000. This loss resulted from the accelerated write-off the bond discount in conjunction with the satisfaction of the first and second mortgages.








                    VERTEX COMPUTER CABLE & PRODUCTS, INC.
                            DEBTOR-IN-POSSESSION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        June 30, 1997, 1996 and 1995


NOTE I - OTHER EQUITY TRANSACTIONS

1.  	During the period from June 1989 to February 1996, the Company issued stock options and warrants to key employees, directors and outside consultants under various stock option plans.  In accordance with the Company's filed second amended plan of reorganization and disclosure statement, all of the outstanding stock options and warrants and related stock option plans in existence as of
June 30, 1997 will be canceled on the effective date.

The following is a summary of activity under various plans:

                                      						   		    Range of
					                             Shares           Exercise Price
                                ----------         --------------
	Balance at June 30, 1994	      2,238,750	          $.10 - $1.25

	Issued			                        100,000	          $ .50

	Exercised			                     (25,000)	         $.10 - $1.13

	Cancelled		                  	  (145,000)          $.10 - $1.25
                               -----------
	Balance at June 30, 1995	      2,168,750	          $.10 - $1.25

	Issued			                      1,605,000	          $.25 - $.35

	Cancelled		                 	    (93,750)	         $.25
                               -----------
	Balance at June 30, 1996	      3,680,000           $.10 - $1.25

	Cancelled / expired	          (1,515,000)          $.25 - $1.25
                               -----------
	Balance at June 30, 1997	      2,165,000	          $.10 - $1.25
					                          ===========

Effective in fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows for a choice of the method of accounting used for stock-based compensation. Entities may elect the "intrinsic value" method based on APB Opinion No. 25, "Accounting for Stock Issued to Employees," or the new "fair value" method contained in SFAS 123. The Company has elected to continue to account for stock-based compensation under the guidelines of APB Opinion No.
25. Accordingly, no compensation expense has been recognized concerning stock options and warrants granted to key employees and to members of the Board of Directors in their capacity as Directors.


						              VERTEX COMPUTER CABLE & PRODUCTS, INC.
                            DEBTOR-IN-POSSESSION
					      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
				 	                   June 30, 1997, 1996 and 1995

NOTE I (CONTINUED)

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted under these plans to key employees and to members of the Board of Directors, consistent with the methodology prescribed by SFAS 123, the Company's pro forma net (loss) would have been $5,580,172 and $5,070,331 in fiscal 1997 and fiscal 1996, respectively, and the pro forma net (loss) per common share would be unchanged for both periods.

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before fiscal 1996. The weighted average fair value of these options ($.22) was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the options issued in fiscal 1996:
expected volatility ranging from 135% to 145%; risk-free interest rates ranging from 5.38% to 5.80%; and expected option life of 3 years. The Company issued no stock options or warrants in fiscal 1997 and all options issued in fiscal 1996 were to either key employees or directors.

2.  	In connection with various mortgage and debt refinancings which occurred from 1994 through 1996 (see Notes G(2) and H), the Company issued 71,868,750 common stock purchase warrants at an exercise price of $.125, of which 71,850,000 are outstanding at June 30, 1997. In accordance with the Company's filed second amended plan of reorganization and disclosure statement, all the aforementioned warrants were cancelled on the effective date of January 12,1998.

3. On December 19, 1994, the Company issued 789,500 shares of its common stock to extinguish $394,750 of an equipment note originally issued on October 18, 1991.




















					             	VERTEX COMPUTER CABLE & PRODUCTS, INC.
                            DEBTOR-IN-POSSESSION
					     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
				 	                  June 30, 1997, 1996 and 1995

NOTE J - INCOME TAXES

As a result of the Company's fiscal 1997, 1996 and 1995 losses and inability to realize tax benefits, the Company recorded no tax benefit for the years ended June 30, 1997, 1996 and 1995.

Reconciliation between actual income tax benefit and the amount computed by applying the statutory federal income tax rate to the pre-tax loss is as follows:

                  								      1997	               1996             1995
							                  	---------------     ---------------   ---------------
	 Tax benefit at statutory
 federal	income tax rates    $(1,862,000)        $(1,690,000)       $(447,455)
	 Respective years' net
 operating	loss not
 currently utilizable		        1,862,000           1,690,000          447,455
								                  ---------------     ----------------   -------------
								                     $    -    	         $    -       	      $   -
								                  ===============     ================   =============


The tax effects of temporary differences and loss carryforwards giving rise to deferred tax (assets) and liabilities are as follows:

                                                   June 30,
                                           1997                1996
						                                ---------------     ---------------
	Net operating loss carryforwards       $(6,003,000)       $(4,495,000)
	Other deferred assets
		Allowance for bad debts	                	(127,000)          (115,000)
		Inventory reserves		           	         (219,000)          (219,000)
		Inventory capitalization	            	    (18,000)           (17,000)
		Other deferred assets	           	        (85,000)          (292,000)
						                                ---------------     ---------------
	Gross deferred tax (asset)	             (6,452,000)        (5,138,000)
	Depreciation (deferred liability)           78,000             58,000
	Other deferred costs	                   	  175,000                -
						                                ---------------    ----------------
	Net deferred tax (asset)	         	     (6,199,000)        (5,080,000)
	Deferred tax asset valuation allowance   6,199,000          5,080,000
						                               ----------------    ----------------
	Net deferred tax asset		              $     -              $     -
						                               ================    ================



                   VERTEX COMPUTER CABLE & PRODUCTS, INC.
                          DEBTOR-IN-POSSESSION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    June 30, 1997, 1996 and 1995


NOTE J  (CONTINUED)

The Company anticipates that for the foreseeable future it will continue to be required to provide a 100% valuation allowance for the tax b3nefit of its net operating loss carryforwards and temporary differences.

At June 30, 1997, the Company has net operating losses available to carryforward of approximately $15,798,000 for tax purposes. Such net operating loss carryforwards expire through fiscal year 2012. No benefit has been recorded for such loss carryforwards since realization cannot be assured.

The Company's use of its net operating loss carryforward is limited as the Company is deemed to have undergone an "ownership change", as defined in Internal Revenue Code Sec. 382, during the fiscal years ended June 30, 1992 and June 30, 1994. Based upon the Company's estimates of fair value, approximately $1,750,000 of the Coompany's total net operating loss of $15,798,000 is limited, pursuant to Internal Revenue Sec. 382 to approximately $715,000 annually during the carryforward period.

As part of the Plan, effective January 12, 1998, the Company obtained relief of various unsecured debt of approximately $5.1 million and received an additional $1.9 million of deemed cancellation for tax purposes of debt attributable to TW's purchase of debentures at a discount (See Notes A (3) and C.). In addition, TW exchanged its preferred stock for 90% of the Company's outstanding common stock. This transaction resulted in a new change in ownership as defined under Internal Revenue Code (IRC) Section 382.

Due to the bankruptcy provisions of IRC Section 382, the Company's ability to utilize its net operating loss carryovers remains unchanged. However, the Company's total net operating loss carryover of $15,798,000 will be reduced by the amount of total debt forgiven of approximately $7 million.

Any subsequent changes in ownership within the two year period following the date of reorganizaiton (January 12, 1998), could severely limit the Company's ability to utilize any of its net operation loss carryovers.









                  VERTEX COMPUTER CABLE & PRODUCTS, INC.
                         DEBTOR-IN-POSSESSION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     June 30, 1997, 1996 and 1995

NOTE K - COMMITMENTS AND CONTINGENCIES

1. CONSULTING AGREEMENT
On January 10, 1997, the Company entered into a consulting agreement with the Company's prior Chairman of the Board of Directors and current Director to function as a consultant to Company's new President and Chairman of the Board of Directors. The term of this agreement extends through November 28, 1997 and provides for monthly consulting fees of $9,000. The consulting agreement has the option to extend the term upon the same terms and conditions for an additional period of six (6) months provided it delivers notice to the individual at least thirty days prior to expiration.

2. LEASES
The Company's minimum annual lease commitments under noncancellable operating leases for premises at June 30, 1997 are as follows:

						       Total          Related party 		    Other
         -----------        ------------     ------------
				1998	   $279,406           $101,851	      $177,555
				1999	    181,881	            67,901		      113,980
				2000	    118,497	              -	          118,497
				2001	    123,067	              -	 	        123,067
				2002	    116,633	              -	          116,633
						   -----------        ------------     ------------
						      $819,484           $169,752       $649,732
	        ===========        ============     ============
Rent expense, including related real estate taxes and other operating charges, was approximately $697,000, $620,000 and $429,000 for the years ended June 30,
1997, 1996 and 1995, respectively.

                    VERTEX COMPUTER CABLE & PRODUCTS, INC.
                            DEBTOR-IN-POSSESSION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        June 30, 1997, 1996 and 1995


NOTE L - MAJOR CUSTOMER AND VENDORS

During fiscal 1996 and 1995, one customer accounted for 11.4% and 14.7%, respectively, of the net sales of the Company. For the fiscal year ended June 30, 1997, six vendors accounted for 28.6%, 13.0%, 10.5%, 10.3%, 10.2%, and 10.1%
of the Company's purchases. For the year ended June 30, 1996, no vendor accounted for more than 10.0% of the Company's purchases. For the year ended June 30,1995, one vendor accounted for 15.7% of the Company's product purchases. Although the Company believes that it may be able to obtain competitive products of comparable quality from other suppliers, the loss of certain suppliers could have an adverse impact on operations.


NOTE M - UNITED KINGDOM OPERATIONS

On January 10, 1995, the Company purchased the remaining 20% minority shareholder interest in Vertex Electronics UK, LTD for approximately $8,400. During fiscal 1997, under an agreement with an unrelated third party, the Company sold its U.K. fixed assets and inventories. The Company did not record any material gain or loss as a result of this liquidation.

NOTE N  - EMPLOYEE PENSION PLAN

The Company participates in a multi-employer, union-sponsored pension plan covering all union employees pursuant to a negotiated labor contract. Pension expense for the defined contribution plan for the years ended June 30, 1997, 1996 and 1995 was $41,000, $48,000 and $61,000, respectively. In the event of the Company's withdrawal from the multi-employer, union-sponsored plan, the Company could be liable for a portion of the plan's underfunding, if any.

NOTE O - LITIGATION

An action was commenced in the New York State Supreme Court, County of Nassau, by CPI Aerostructures, Inc.("CPI"), alleging that the Company had wrongfully failed to consummate a proposed merger transaction. The plaintiff is seeking "break-up" fee damages in the amount of $400,000. The Company has served an answer and counterclaim, denying any wrongdoing and alleging that CPI misled the Company by failing to adequately disclose material losses. This case is included as a claim under the Company's Chapter 11 proceedings. The claim will be treated under the Company's Plan of Reorganization as an unsecured claim.

NOTE P - RELATED PARTY TRANSACTIONS

1.	On January 10, 1997, TW, whose owner is a director of the Company, concluded a transaction with the holders of the Company's preferred stock and subordinated debentures (see Note H) pursuant to the terms of a certain Securities Purchase
Agreement (the "Securities Purchase Agreement").  As a result of that transaction, TW acquired all of the issued and outstanding preferred stock
(12,375 shares) and $2,615,000 principal face amount of debentures, together with warrants to purchase 53,530,000 shares of common stock.




                   VERTEX COMPUTER CABLE & PRODUCTS, INC.
                           DEBTOR-IN-POSSESSION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      June 30, 1997, 1996 and 1995


NOTE P (CONTINUED)

2.  	On May 7, 1997, the Company entered into an agreement (the "Asset Purchase
Agreement") that was subject to Bankruptcy Court approval, with TW, pursuant to which TW would acquire the Company's distribution business product lines and all of its assets used in connection therewith for $500,000. In addition, the Asset Purchase Agreement entitles TW to purchase approximately $1,500,000 of the Company's distribution inventory for an amount equal to 82.5% of the book value over the next twelve months. Pursuant to the Asset Purchase Agreement, TW agreed to assume certain leases of the Company. On June 26, 1997, the closing of the Asset Purchase Agreement took place. TW assumed three (3) locations, including all employees of these locations.

The Company recorded a gain on the sale of the distribution business product lines of approximately $65,700 (net of a $262,000 write-down for the inventory price concession granted to TW). TW satisfied the selling price by exchanging $500,000 of the Company's secured subordinated debt. Upon closing of the Asset Purchase Agreement, TW assigned all rights and benefits of the Asset Purchase Agreement to an Affiliate, owned 100% by the sole member of TW.

3.		As of June 30, 1997, the Company has a liability to the Affiliate of approximately $520,000, which includes approximately $337,000 for material purchases, which is included in accounts payable and accrued expenses and approximately $183,000 for administrative expenses. As of June 30, 1997, the
Affiliate owed to the Company approximately $86,000 for their purchase of materials.

4.  	On March 17, 1997, the Company entered into a sublease agreement with the
Affiliate for the Farmingdale, NY facility.   The sublease is for a term of two
years and the Company pays monthly rent to the Affiliate of approximately
$8,500. During fiscal 1997, the Company was charged $34,000 in rent by the Affiliate.


NOTE Q - RESTRUCTURING CHARGES

The consolidated statement of operations for the year ended June 30, 1995 reflects the costs of a fiscal 1994 restructuring plan designed to realign the Company's corporate headquarters and field operations to increase its overall profitability through the closing of certain branches, the elimination of certain marginally profitable product lines and the disposal of certain assets. Prior to fiscal 1995, restructuring charges consisted of provisions for termination of certain employment contracts, employee severance and benefit settlements, inventory write-downs for discontinued product lines, and the abandonment of leased facilities, equipment and other assets. Additional costs of $91,000 associated with the Company's restructuring effort were incurred in fiscal 1995. Such costs were primarily associated with final settlements reached in fiscal 1995 for the termination of certain employment contracts, employee severance and benefit arrangements, as well as additional related legal fees associated therewith.







                     VERTEX COMPUTER CABLE & PRODUCTS, INC.
                           DEBTOR-IN-POSSESSION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


						                                       Additions
						                            Balance,   charged to               Balance,
						                           beginning   costs and                 end of
				Description		                 of year	    expenses    Deductions    year
-------------------------------  ----------  ----------- 	----------  --------
Year ended June 30, 1997:
	Allowance for doubtful accounts   $221,000   $ 285,000    $265,000(A) $241,000

	Allowance for slow-moving
		and obsolete inventories         $575,00	             	              $575,000


Year ended June 30, 1996:
	Allowance for doubtful accounts   $154,000   $ 67,000                 $221,000

	Allowance for slow-moving
		and obsolete inventories         $535,000   $ 40,000                 $575,000


Year ended June 30, 1995:
	Allowance for doubtful accounts   $394,000			              $133,000(A) $154,000
                                                            $107,000(C)
	Allowance for slow-moving
		and obsolete inventories         $903,000  	$ 65,000      $433,000(B) $535,000



(A)  Net write-offs of uncollectible amounts.
(B)  Inventory returned to vendor or liquidated.
(C)  Net recovery of losses on accounts receivable.
















SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of April 1998.


		VERTEX COMPUTER CABLE & PRODUCTS, INC.
		By:	/s/
				---------------------------
				Edward Goodstein,
				Chairman of the Board

		By:	/s/
				---------------------------
				Nicholas T. Hutzel,
				Vice President & Controller

































Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 3, 1998 by the following persons in the capacities indicated:

/s/                          Chairman of the Board
--------------------------
Edward Goodstein

/s/                          Director
---------------------------
Carl Palazzolo

/s/                          Director
---------------------------
Ron Martyn

/s/                          Director
---------------------------
Albert Roth

/s/                          Director
---------------------------
Michael Recca

/s/                          Vice President & Controller
---------------------------
Nicholas T. Hutzel