Form 10-Q
period 1997-09-30
VTX ELECTRONICS CORP
filed 1998-07-08
CIK 798438

SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C.  20549


FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 1997
Commission File Number 33-7693

___________________________________________________________________________

VERTEX COMPUTER CABLE & PRODUCTS, INC.
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

                                Yes    X         No _______



On June 30, 1998, 25,304,000 shares of common stock, $.10 par value were outstanding.






Note: This is Page 1 of a document consisting of 15 pages.








VERTEX COMPUTER CABLE & PRODUCTS, INC.
DEBTOR-IN-POSSESSION
TABLE OF CONTENTS





                                                                        PAGE

PART I: FINANCIAL INFORMATION


ITEM 1: UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


  Balance Sheets - September 30, 1997 and June 30, 1997.............     3


  Statements of Operations - Three Months Ended
    September 30, 1997 and 1996.....................................     4

  Statements of Cash Flows - Three Months Ended
    September 30, 1997 and 1996......................................    5


  Notes to Condensed Consolidated Financial Statements...............  6-11



ITEM 2: Management's Discussion and Analysis of Financial Condition
  and Results of Operations.......................................... 12-13



PART II- OTHER INFORMATION...........................................    14



SIGNATURES...........................................................    15







VERTEX COMPUTER CABLE & PRODUCTS, INC.
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	                                           September 30,       June 30,
                                                 1997             1997
ASSETS                                      -------------     -------------
CURRENT ASSETS:
  Cash....................................... $   108,873      $   194,462
  Accounts receivable, net of allowance
    for doubtful accounts of $169,000 and
    $241,000 as of September 30, 1997 and
    June 30, 1997, respectively..............   1,277,082        1,866,423
  Inventories, net...........................   2,251,548        2,781,650
  Prepaid expenses and other current
    assets............................ ......     145,061           98,437
                                              ------------      -----------
  TOTAL CURRENT ASSETS.......................   3,782,564        4,940,972

PROPERTY, PLANT AND EQUIPMENT, net...........     620,414          565,279

DEFERRED CHARGES AND OTHER ASSETS............     103,351          156,613
                                              -----------      ------------
TOTAL ASSETS................................. $ 4,506,329      $ 5,662,864
                                              ===========      ============
LIABILITIES AND STOCKHOLDERS'(DEFICIENCY)
  Current portion of long-term debt.......... $ 1,620,408      $ 2,280,433
  Accounts payable and accrued expenses......   1,339,188        1,324,721
  Due to Affiliate...........................     183,000          183,000
                                              -----------      -----------
  		TOTAL CURRENT LIABILITIES ...............   3,142,596        3,788,154

LONG-TERM DEBT, NET OF CURRENT PORTION.......     125,549           28,520

LIABILITIES SUBJECT TO COMPROMISE............   6,191,880        6,191,880

SECURED SUBORDINATED DEBENTURES, net.........   2,210,929        2,182,347

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIENCY):
  Redeemable, Cumulative, Convertible Preferred
    stock, stated value $100 per share,
    authorized 5,000,000 shares, 12,375 issued
    and outstanding, net.....................   1,110,661        1,110,661
  Common stock, par value $.10 per share;
    authorized 40,000,000 shares; issued
    and outstanding 12,652,000 shares .......   1,265,200        1,265,200
  Paid-in capital............................   9,416,226        9,416,226
  Accumulated Deficit........................ (18,956,641)     (18,320,053)
  Cumulative foreign currency translation
    adjustment...............................         (71)             (71)
                                              ------------     ------------
  TOTAL STOCKHOLDERS' (DEFICIENCY)             (7,164,625)      (6,528,037)
                                              ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
    (DEFICIENCY)............................. $ 4,506,329      $ 5,662,864
                                              ============     ============
The accompanying notes are an integral part of these financial statements. VERTEX COMPUTER CABLE & PRODUCTS, INC.
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                   Three Months Ended
                                                      September 30,
                                                   1997           1996
                                               ------------   -----------
Net sales....................................  $ 2,303,628    $ 7,743,931

Cost of goods sold...........................    2,084,430      5,976,325
                                               ------------   -----------
Gross profit.................................      219,198      1,767,606

Selling, general and administrative expenses.      724,318      2,251,244

Interest expense.............................       90,017        349,335

Other (income)...............................         -            (5,880)

Chapter 11 Reorganization related expenses...       41,451           -
                                                -----------    -----------
Net loss ....................................     (636,588)      (827,093)

Dividends on preferred stock.................         -            37,125
                                               ------------   ------------

Net loss attributable to common stock........  $  (636,588)   $  (864,218)
                                               ============   ============


Share Information

Basic loss per share.........................  $      (.05)   $      (.07)
                                               ============   ============

Weighted average number of common shares
 outstanding.................................   12,652,000     12,652,000
                                               ============   ============



















The accompanying notes are an integral part of these financial statements. VERTEX COMPUTER CABLE & PRODUCTS, INC.
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                          Three Months Ended
                                                             September 30,
                                                         1997           1996
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stock..............  $  (636,588)   $ (864,218)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Depreciation and amortization..................       83,463       152,203
    Provision for losses on accounts receivable....         -            1,000
Change in operating assets and liabilities:
    Decrease (increase) in accounts receivable.....      589,341      (208,159)
    Decrease (increase) in inventories.............      530,102    (1,266,098)
    (Increase) decrease in prepaid expenses and
      other current assets.........................      (46,624)      229,734
    Decrease (increase) in other assets............       53,262       (66,862)
    Increase in accounts payable and
    accrued expenses..............................        14,453     1,370,298
                                                     ------------    ----------
 Net cash provided by (used in) operating
   activities.....................................       587,409      (652,102)
                                                     ------------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures......................... .....     (110,026)      (54,328)
                                                     ------------    ----------
  Net cash (used in) investing activities..........     (110,026)      (54,328)
                                                     ------------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under debt agreements..................    2,163,085     8,493,864
 Debt repayments...................................   (2,726,057)   (7,595,009)
                                                     ------------   -----------
Net cash (used in) provided by financing
   activities......................................     (562,972)      898,855
                                                     ------------   -----------
Effect of exchange rate changes on cash............         -            3,373
                                                     ------------   -----------
NET (DECREASE) INCREASE IN CASH....................      (85,589)      195,798

CASH at beginning of period........................      194,462        73,230
                                                     ------------   -----------
CASH at end of period..............................  $   108,873    $  269,028
                                                     ============   ===========
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                         $    61,446    $  292,369
                                                     ============   ===========










	The accompanying notes are an integral part of these financial statements. VERTEX COMPUTER CABLE & PRODUCTS, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. 	BASIS OF PRESENTATION & PETITION FOR RELIEF UNDER CHAPTER 11

Vertex Computer Cable & Products, Inc., (formerly VTX Electronics Corp.) and subsidiaries (the "Company" or "Debtor") operate primarily in one business segment - distribution and assembly of electronic wire, cable and related products used primarily for data communication and distribution. The principal market for the Company's products is in the United States. The consolidated financial statements include the accounts of Vertex Computer Cable & Products, Inc. and its wholly-owned subsidiaries, Vertex Technologies, Inc. and its foreign subsidiary, Vertex Electronics UK, LTD. As a result of the loss of its major United Kingdom customer, the Company initiated, in February 1997, the sale of its foreign subsidiary. The Company is in the process of winding down its affairs.

The consolidated balance sheet as of September 30, 1997 and the related consolidated statements of operations and cash flows for the three months ended September 30, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1997 and for all periods presented have been made. Results of operations for the three months ended September 30, 1997 are not necessarily indicative of results of operations that may be expected for the year ending June 30, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

On January 10, 1997, the Company filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States
Bankruptcy Court for the Eastern District of New York.   As a result
of the Chapter 11 proceedings (as described in Note 2), the Company petitioned to liquidate or settle liabilities for amounts other than those reflected in the accompanying consolidated financial statements. Furthermore, as a result of the Company's plan of reorganization being approved, it is likely that substantial adjustments will be made to the carrying amount of assets and liabilities by adjusting their values as of the date of the plan of reorganization (the
"Confirmation Date").

The Company's consolidated financial statements have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code," issued November 19, 1990 ("SOP 90-7"). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy date (January 10, 1997) and identification of all transactions and events that are directly associated with the reorganization of the Company.



VERTEX COMPUTER CABLE & PRODUCTS, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 (CONTINUED)

Prior years comparative balances have not been classified to conform with the current year's balances stated under SOP 90-7. The most significant difference between the current year's and prior year's presentations is the reclassification of certain outstanding debt to current liabilities and pre-petition accounts payable to "liabilities subject to compromise" (see Note 4).


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

On May 7, 1997, the Company entered into an agreement (the "Asset
Purchase Agreement") that was subject to Bankruptcy Court approval, with TW, pursuant to which TW would acquire the Company's distribution business product lines and all of its assets used in connection therewith.










VERTEX COMPUTER CABLE & PRODUCTS, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.  	PLAN OF REORGANIZATION

On October 30, 1997, the Company's second amended plan of reorganization and disclosure statement (the "Plan") was confirmed by the United States Bankruptcy Courts in Westbury, New York. The confirmed Plan became effective on January 12, 1998 concurrent with the Company's consummation of exit financing (see below).

The Plan calls for unsecured creditors with claims greater than $1,000 ("Class 7") to receive 13.5% of their claim in quarterly installments over the next twelve months and future distributions based on cash flow (as defined) over the next five years. Unsecured creditors with claims less than $1,000 ("Class 6") will receive a distribution of 20% of their claim. The initial distribution payments and certain other administrative claims are guaranteed by TW Communication Corp. (the "Affiliate"). Under the Plan, the
Company's wholly-owned subsidiary, Vertex Technologies, Inc., merged into the Company, and the Company changed its name to Vertex Computer Cable & Products, Inc. Under the Plan, 25.3 million of the Company's 40 million authorized shares of common stock will be issued and outstanding. Effective December 29, 1997, each five shares of the Company's common stock outstanding were exchanged for one share of the surviving entity. As a result, holders of the Company's currently outstanding 12,652,000 common stock shares will receive 2,530,400 post-reorganization shares. Further, the preferred shareholders exchanged such outstanding preferred stock and forgave accrued dividends for 22,773,600 common stock shares, representing 90% of the post-reorganization outstanding common stock. The Plan also provides that on the effective date (January 12, 1998), all outstanding warrants and stock options will be terminated.

On January 12, 1998, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with it's current lender (see Note
6). The Loan Agreement replaces the court-approved DIP financing and extended the Company's credit facility for a 90-day period through March 31, 1998 and can be extended if necessary. The terms of the Loan Agreement are similar to its prior loan except for a reduction to 75% on advances of eligible accounts receivable and a reduction to 24% on advances of eligible inventory. As part of the Loan Agreement, TW provided additional cash collateral of $500,000 in order for the Company to fund the Plan. The Company is presently seeking to secure long-term financing prior to the aforementioned expiration date. The Company continues to manage down its costs while focusing on improving revenues by developing training programs for sales personnel, hiring national sales representatives and reducing its costs to allow for competitive bidding.








VERTEX COMPUTER CABLE & PRODUCTS, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 (CONTINUED)

Pursuant to SOP 90-7, the Company will adopt "Fresh Start" reporting on January 12, 1998, the effective date of the Plan. Under Fresh Start reporting, the reorganization value of the new entity is allocated to the new entity's assets. If any portion of the reorganization value cannot be attributed to specific tangible or identified intangible assets of the emerging entity, such amounts are to be reported as "reorganization value in excess of amounts allocable to identifiable assets" and amortized over future periods. As a result of adopting "Fresh Start" reporting, the new entity's financial statements will not be comparable to the historical financial statements (see Note 4).


4. 	LIABILITIES SUBJECT TO COMPROMISE

The Company's liabilities subject to compromise at September 30, 1997 were recorded at the amounts which had been allowed or were expected to be allowed by the Bankruptcy Court rather than the amounts for which the claims will be settled under the Plan of Reorganization. In some cases the amounts that are expected to be allowed will differ from the amounts at which the liabilities were recorded prior to the Chapter 11 case because of negotiations and resulting agreements in the Bankruptcy Court which determines the allowed amounts.
Liabilities subject to compromise of $6,191,880 include approximately $93,000 in accrued interest, $165,000 of accrued preferred stock dividends in arrears and the balance represents trade payables.

If the Company's Plan of Reorganization had become effective (out of Chapter 11 status) by September 30, 1997, the amount of liabilities subject to compromise would have been reduced to approximately
$898,000.


5. 	INVENTORIES

Inventory consists principally for products held for sale. The Company regularly reviews its inventory for obsolete and slow-moving items which includes reviews of inventory levels of certain product lines and an evaluation of the inventory based on changes in technology and markets. As of September 30, 1997 and June 30, 1997, the reserve was approximately $575,000.

			                           September 30       June 30,
	   	           	                1997             1997
                             -------------    ------------
			Raw Materials	             $   63,688       $   80,142
			Work in Process	               34,743           46,885
			Finished Goods	             2,153,117        2,654,623
                             -------------    ------------
	 		Inventories, net	         $2,251,548       $2,781,650
                             =============    ============


VERTEX COMPUTER CABLE & PRODUCTS, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT
 	Long-term debt consists of the following:        September 30,     June 30,
                                                        1997          1997
                                                   -------------  -----------
      Revolving asset-based loan (a)..............   $ 1,597,676   $2,253,774
      Capitalized lease obligations (b)...........       148,281       55,179
                                                       1,745,957    2,308,953
      Less current portion of long-term debt......     1,620,408    2,280,433
                                                    ------------  -----------
                                                     $   125,549   $   28,520
                                                    ============   ==========

a.	On February 10, 1995, the Company entered into an amended and restated
revolving credit agreement with a lending institution. Such agreement provided for a revolving credit facility with maximum available of $10,000,000 and expires on December 31, 1997. Under the terms of the credit facility, the Company is required to pay interest at prime plus 2
3/4% (11.25% at June 30, 1997) and a commitment fee of 1/2% per annum on the daily unused portion of the credit. The agreement also provides for termination fees as a result of default or early termination of .5% of the maximum credit if such termination occurs before December 31, 1997, respectively. Under the terms of the agreement, borrowings are limited to 80% of eligible accounts receivable (constituting those amounts outstanding 90 days or less) and 50% of eligible accounts receivable outstanding between 91 and 120 days, and 40% of regular inventories and 20% of slow moving inventory. As of September 30, 1997 and June 30, 1997, the Company had $1,756,000 and $2,453,000 availability under the eligibility terms of the facility, of which $1,598,000 and $2,254,000 was outstanding on such dates, respectively. This loan is collateralized by substantially all of the assets of the Company not otherwise collateralized. In connection with its revolving credit facility, the Company is subject to restrictive covenants which impose certain limitations with respect to the Company's incurrence of indebtedness, capital expenditures, creation or recurrence of liens, declaration or payment of dividends or other distributions, mergers, consolidations and sales or purchases of substantial assets. In general, the Company is not allowed to incur further indebtedness or create additional liens on its assets except for unsecured current liabilities incurred in the ordinary course of business or liabilities incurred in the ordinary course of business secured by purchase money security interest not to exceed an aggregate of $750,000. The Company is not allowed to make loans or investments or provide guarantees or to prepay indebtedness. The Company is prohibited from paying dividends on common stock and may not enter into a merger, consolidation or sale of all or substantially all of its assets. Additionally, the Company is required to maintain consolidated net worth, amended on March 15, 1996, to include subordinated debentures, of not less than $750,000 and to maintain consolidated working capital, defined as current assets less current liabilities and debt outstanding under the credit facility, of not less than a negative $1.5 million.

As of September 30, 1997, the Company continues to be in default of certain covenants of the aforementioned agreement. The lender continues to provide DIP financing under an approved order from the United States Bankruptcy Court.




VERTEX COMPUTER CABLE & PRODUCTS, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 (CONTINUED)

b. The Company leases its telephone system under agreements accounted for as capital leases. The obligation for the telephone system requires the Company to make monthly payments of $1,963 through December 1997. The Company also leases certain warehouse and manufacturing equipment accounted for as capital leases. The obligation for the warehouse equipment requires the Company to make monthly payments of $1,240 through May 2000. The obligation for the manufacturing equipment requires the Company to make monthly payments of $2,885 through August 2000.

The following is a summary of the aggregate annual maturities of long-term debt (excluding the secured subordinated debentures, as described in Note
7):
                       September 30,          Total
                       -------------       -----------
                          1998             $ 1,655,023
                          1999                  49,494
                          2000                  41,441
                                          ------------
                                           $ 1,745,958
                                          ============


7. COMMITMENTS AND CONTINGENCIES

a. Leases
The Company's minimum annual lease commitments under noncancellable operating leases for premises at September 30, 1997 are as follows:

                         September 30:

	                          1998           214,347
	                          1999           140,608
	                          2000           119,640
	                                      -----------
	                                       $ 474,595
                                       ===========

Rent expense, including related real estate taxes and other operating charges, was approximately $78,118 and $186,400 for the three months ended September 30, 1997 and 1996, respectively.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
DEBTOR-IN-POSSESSION


Results of Operations
Quarter Ended September 30, 1997 and 1996

Net sales for the quarter ended September 30, 1997 decreased $5,440,000 or 70.2% to $2,304,000 compared to $7,744,000 for the quarter ended September 30, 1996. The decrease is a result of the Company focusing on manufacturing sales only since filing Chapter 11 (Note 1). The prior year quarter ended September 30, 1996 included approximately $4,485,000 of distributions sales.

Gross profit for the quarter ended September 30, 1997 decreased $1,549,000 or 87.6% to $219,000 from $1,768,000 for the quarter ended September 30, 1996. Gross profit as a percentage of sales was 9.5% for the quarter ended September 30, 1997 compared to 22.8% for the quarter ended September 30, 1996. The decrease in gross profit is due to the decrease in sales and a reduction in purchasing leverage as a result of the Company filing Chapter 11 (Note 1).

Selling, general and administrative expenses decreased $1,527,000 or 67.8% to $724,000 for the quarter ended September 30, 1997 from $2,251,000 for the quarter ended September 30, 1996 due to the Company decreasing payrolls and other expenses as a result of filing Chapter 11 (Note 1).

Interest expense, including dividends on preferred stock, decreased $296,000 or 76.7% to $90,000 for the quarter ended September 30, 1997 from $386,000 for the quarter ended September 30, 1996. This reduction is due to the reduced borrowing levels of the Company's credit facility.


Liquidity and Financial Condition
As of September 30, 1997

Current assets have decreased $1,158,000 to $3,783,000 or 23.4% at September 30, 1997 from $4,941,000 at June 30, 1997. This decrease resulted primarily from a decrease in accounts receivable (decreased sales), inventory and cash, offset by an increase of prepaid expenses and other current assets. The Company has net working capital deficiency of $5,552,000 at September 30, 1997, which includes liabilities subject to compromise of approximately $6,192,000, as compared to $5,039,000 at June 30, 1997. Total borrowings outstanding were $3,957,000 at September 30, 1997 as compared to $4,491,000 at June 30, 1997. The decrease was due to the Company reducing the amount outstanding under the Company's revolving credit facility by approximately $656,000, offset by an increase of capitalized lease obligations of approximately $93,000.










MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DEBTOR-IN-POSSESSION)


Liquidity and Financial Condition  (continued)
As of September 30, 1997

On January 12, 1998, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with it's current lender (see Note 6). The Loan Agreement replaces the court-approved DIP financing and extended the Company's credit facility for a 90-day period through March 31, 1998 and can be extended if necessary (see below). The terms of the Loan Agreement are similar to its prior loan except for a reduction to 75% on advances of eligible accounts receivable and a reduction to 24% on advances of eligible inventory. As part of the Loan Agreement, TW provided additional cash collateral of $500,000 in order for the Company to fund the Plan. The Company is presently seeking to secure long-term financing prior to the aforementioned expiration date. The Company continues to manage down its costs while focusing on improving revenues by developing training programs for sales personnel, hiring national sales representatives and reducing its costs to allow for competitive bidding.

As of the date of this filing, the Company has been granted an extension from its current lender of its facility until July 31, 1998. The uncertainty as to the Company's ability to raise additional capital or secure adequate long-term financing and sustain profitable operations raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PART II- OTHER INFORMATION




Item 1. Legal Proceedings

								NONE


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



                                       Vertex Computer Cable & Products, Inc.
						  (DEBTOR-IN-POSSESSION)


	                             By: /s/ Edward Goodstein
	                                 Chief Executive Officer

	                             By: /s/ Nicholas T. Hutzel
	                                 V.P. & Controller






Dated: July 8, 1998