Form 10-Q
period 1998-03-31
VTX ELECTRONICS CORP
filed 1998-12-22
CIK 798438

SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C.  20549


FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1998
Commission File Number 33-7693

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

                                Yes   _          No ___X____



On December 1, 1998, 25,324,000 shares of common stock, $.10 par value were outstanding.






Note: This is Page 1 of a document consisting of 17 pages.








VERTEX COMPUTER CABLE & PRODUCTS, INC.
TABLE OF CONTENTS





                                                                        PAGE

PART I: FINANCIAL INFORMATION


ITEM 1: UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


  Balance Sheets - March 31, 1998 and June 30, 1997.................     3

  Statements of Operations - Nine Months Ended
    March 31, 1998 and 1997.........................................     4

  Statements of Operations - Three Months Ended
    March 31, 1998 and 1997.........................................     5

  Statements Changes in Stockholders' (Deficiency) for
    the nine months ended Mar 31, 1998 and 1997.....................     6

  Statements of Cash Flows - Nine Months Ended
    March 31, 1998 and 1997.........................................     7


  Notes to Condensed Consolidated Financial Statements...............  8-13



ITEM 2: Management's Discussion and Analysis of Financial Condition
  and Results of Operations.......................................... 14-15


PART II- OTHER INFORMATION...........................................    16



SIGNATURES...........................................................    17







VERTEX COMPUTER CABLE & PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	                                             March 31,        June 30,
                                                 1998             1997
ASSETS                                       -------------    -------------
CURRENT ASSETS:
  Cash....................................... $    55,955      $   194,462
  Accounts receivable, net of allowance
    for doubtful accounts of $104,000 and
    $241,000 as of March 31, 1998 and
    June 30, 1997, respectively..............     874,200        1,866,423
  Inventories, net...........................   1,323,067        2,781,650
  Prepaid expenses and other current
    assets............................ ......     138,158           98,437
                                              ------------     ------------
  TOTAL CURRENT ASSETS.......................   2,391,380        4,940,972

PROPERTY, PLANT AND EQUIPMENT, net...........     550,817          565,279

DEFERRED CHARGES AND OTHER ASSETS............      71,727          156,613
                                              ------------     ------------
TOTAL ASSETS................................. $ 3,013,924      $ 5,662,864
                                              ============     =============
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
  Current portion of long-term debt.......... $ 1,871,001      $ 2,280,433
  Accounts payable and accrued expenses......   1,704,356        1,324,721
  Bankruptcy distributions payable...........     780,000             -
  Due to affiliate...........................     283,000          183,000
                                              ------------     ------------
  		TOTAL CURRENT LIABILITIES ...............   4,638,357        3,788,154

LONG-TERM DEBT, NET OF CURRENT PORTION.......      69,658           28,520

LIABILITIES SUBJECT TO COMPROMISE............        -           6,191,880

SECURED SUBORDINATED DEBENTURES, net.........   2,148,598        2,182,347

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIENCY):
  Redeemable, Cumulative, Convertible Preferred
    stock, stated value $100 per share,
    authorized 5,000,000 shares, 12,375 issued
    and outstanding, net at June 30, 1997....        -           1,110,661
  Common stock, par value $.10 per share;
    authorized 40,000,000 shares; issued
    and outstanding 25,304,000 and 12,652,000
    shares, respectively............. .......   2,530,400        1,265,200
  Paid-in capital............................   9,361,887        9,416,226
  Accumulated Deficit........................ (15,734,976)     (18,320,053)
  Cumulative foreign currency translation
    adjustment...............................        -                 (71)
                                              -------------    ------------
  TOTAL STOCKHOLDERS' (DEFICIENCY)             (3,842,689)      (6,528,037)
                                              -------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  (DEFICIENCY)............................... $ 3,013,924      $ 5,662,864
                                              =============    ============


The accompanying notes are an integral part of these financial statements.

VERTEX COMPUTER CABLE & PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                    Nine Months Ended
                                                         March 31,
                                                   1998           1997
                                               -----------    -----------
Net sales....................................  $ 6,201,736    $18,394,919

Cost of goods sold...........................    5,974,861     15,459,331
                                               -----------    -----------
Gross profit.................................      226,875      2,935,588

Selling, general and administrative expenses.    2,273,312      5,530,378

Interest expense.............................      272,285        965,062

Other (income) expense.......................      (43,972)       117,449

Loss on sale of corporate headquarters.......         -           248,500

Chapter 11 Reorganization-related expenses...      268,140        278,285
                                               ------------   ------------
Loss before extraordinary items..............  $(2,542,890)   $(4,204,086)

Extraordinary items:

	Loss on early extinquishment of debt........	       -           (120,000)

	Gain on discharge of Bankruptcy Debt........    5,127,967           -
                                               ------------    -----------
Net income (loss)............................    2,585,077     (4,324,086)


Dividends on preferred stock.................         -           111,375
                                               -----------    ------------

Net income (loss) attributable to
     common stock............................  $ 2,585,077    $(4,435,461)
                                               ===========    ============

Basic income (loss) per share

Loss before extraordinary item...............  $      (.14)   $      (.34)

Extraordinary item...........................          .28           (.01)
                                               ------------   ------------
Net income (loss)............................  $       .14    $      (.35)
                                               ============   ============

Weighted average number of common shares
 outstanding - basic.........................   18,304,000     12,652,000
                                               ============   ============




The accompanying notes are an integral part of these financial statements.

VERTEX COMPUTER CABLE & PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                   1998           1997
                                               ------------   ------------
Net sales....................................  $ 2,203,461    $ 3,574,598

Cost of goods sold...........................    2,248,050      3,198,185
                                               ------------   ------------
Gross profit (loss) .........................      (44,589)       376,413

Selling, general and administrative expenses.      695,377      1,775,445

Interest expense.............................      101,517        251,812

Other income.................................         -            (3,104)

Chapter 11 Reorganization related expenses...       77,543        278,285
                                               ------------    -----------
Loss before extraordinary item...............     (919,026)    (1,926,025)

Extraordinary item

	Gain on discharge of Bankruptcy Debt........    5,127,967          -
                                               -----------     -----------
Net income (loss)............................    4,208,941     (1,926,025)


Dividends on preferred stock.................         -            37,125


Net income (loss) attributable to common
  stock......................................  $ 4,208,941    $(1,963,150)
                                               ===========    ============


Basic income (loss) per share

Loss before extraordinary item...............  $      (.04)   $      (.16)

Extraordinary item...........................          .20             -
                                               ------------   ------------
Net income (loss)............................  $       .16    $      (.16)
                                               ============   ============

Weighted average number of common shares
 outstanding - basic.........................   25,304,000     12,652,000
                                               ============   ============







The accompanying notes are an integral part of these financial statements.


VERTEX COMPUTER CABLE & PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) (Unaudited)




	 		                                       								                                                       Cumulative  	    Total
		       				                                                                                  	           transla-       stock
			                                     Preferred		              Common	 	                  Accumu-        tion 	       holders'
		                            Preferred    stock      	Common       stock	      Paid-in	       lated	       adjust-       equity
		                             shares	     amount	     Shares      amount       capital       Deficit    	   ment		   (deficiency)
			                           ________    _________   __________   __________  __________  ____________   __________   ____________
Balance at July 1, 1996       12,375     $1,073,530   12,652,000   $1,265,200  $9,416,226  $(12,763,881)  $(2,487)     $(1,011,412)

Net Loss attributable to
    common stock                                                                            (4,435,461)                 (4,435,461)
Foreign Translation adjustment                                                                              8,998            8,998
Amortization of discount on                                                                                                 27,849
    preferred stock                          27,849
                              ________   __________   __________   __________  __________  ____________   __________   ____________
Balance at March 31, 1997     12,375     $1,101,379   12,652,000   $1,265,200  $9,416,226  $(17,199,342)  $ 6,511      $(5,410,026)
                              ========   ==========   ==========   ==========  ==========  ============   ==========   ============

                                                                                     											           Cumulative  	   Total
                                                                                               													transla-		     stock
                                    				  Preferred	                 Common	 	                 Accumu-       tion	 	      holders'
	                             Preferred	    stock       	Common       stock     Paid-in         lated       adjust-       equity
                             		shares	      amount	      Shares       amount    capital        Deficit    	   ment     (deficiency)
                             	_________   _________   ___________  __________  __________  ____________    _________   ____________

Balance at July 1, 1997       12,375     $1,110,661    12,652,000  $1,265,200  $9,416,226  $(18,320,053)  $     (71)   $(6,528,037)

Net income attributable to
    common stock                                                                              2,585,077                  2,585,077
Foreign Translation adjustment                                                                                   71             71
Cancellation of preferred stock
   and conversion to common
   stock per Plan            (12,375)    (1,110,661)   22,773,600   2,277,360  (1,166,699)                                   -
Exchange of one share for five
     shares of common stock
     per Plan                                         (10,121,600) (1,012,160)  1,012,160
Debt forgiveness by principal
  stockholder, net of discount                                                    100,200                                  100,200
                              _________   __________  ___________  __________  __________  ____________    _________   ____________
Balance at March 31, 1998        -            -        25,304,000  $2,530,400  $9,361,887  $(15,734,976)   $   -       $(3,842,689)
                              =========   ==========  ===========  ==========  ==========  =============   =========   ============


VERTEX COMPUTER CABLE & PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                           Nine Months Ended
                                                              March 31,
                                                         1998           1997
                                                   -----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to common stock.....   $2,585,077  $ (4,435,461)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization..................      218,279       526,048
    Provision for losses on accounts receivable....       15,000       245,000
  Provision for slow-moving and obsolete
    inventories....................................      250,000        70,000
  Loss on sale of corporate headquarters...........         -          122,000
  Gain on discharge of Bankruptcy debt.............   (5,127,967)         -
Change in operating assets and liabilities:
    Decrease in accounts receivable................      977,223     2,316,571
    Decrease (increase) in inventories.............    1,208,583      (186,564)
    (Increase) decrease in prepaid expenses and
      other current assets.........................      (39,721)      565,657
    Decrease in other assets.......................       84,886       205,301
	  Increase in accounts payable and
      accrued expenses.............................       95,792     3,026,056
                                                     ------------   -----------
  Net cash provided by operating activities........      267,152     2,454,608
                                                     ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..............................      (137,365)      (80,769)
  Proceeds from sale of headquarters, net.........          -        2,086,502
                                                     ------------   -----------
  Net cash (used in) provided by investing
   activities......................................     (137,365)    2,005,733
                                                     ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under debt and loan agreements..........    6,733,483    20,016,070
 Loan proceeds from affiliate.......................      100,000          -
 Debt repayments....................................   (7,101,777)  (24,173,053)
                                                     -------------  ------------
Net cash (used in) financing activities.............     (268,294)   (4,156,983)
                                                     -------------  ------------
Effect of exchange rate changes on cash.............         -            8,998
                                                     -------------  ------------
NET (DECREASE) INCREASE IN CASH.....................     (138,507)      312,356

CASH at beginning of period.........................      194,462        73,230
                                                     -------------  ------------
CASH at end of period...............................  $    55,955   $   385,586
                                                     =============  ============
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                          $   230,514   $   812,448
                                                      ============  ============








	The accompanying notes are an integral part of these financial statements.

VERTEX COMPUTER CABLE & PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. 	BASIS OF PRESENTATION & PETITION FOR RELIEF UNDER CHAPTER 11

Vertex Computer Cable & Products, Inc., operates primarily in one business segment - assembly and distribution of electronic wire, cable and related products used primarily for data communication and distribution. The principal market for the Company's products is in the United States.

The condensed consolidated balance sheet as of March 31, 1998 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the three and nine months ended March 31, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and changes in cash flows at March 31, 1998 and for all periods presented have been made. Results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of results of operations that may be expected for the year ending June 30, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

On January 10, 1997, the Company filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States
Bankruptcy Court for the Eastern District of New York.   As a result
of the Chapter 11 proceedings, the Company petitioned to liquidate or settle liabilities for amounts other than those reflected in the accompanying consolidated financial statements.

The June 30, 1997 balance sheet, in which the Company was operating as a Debtor-in-Possession ("DIP"), includes the classification of "liabilities subject to compromise" (see Note 2).


2.  	PLAN OF REORGANIZATION

On October 30, 1997, the Company's second amended plan of reorganization and disclosure statement (the "Plan") was confirmed by the United States Bankruptcy Courts in Westbury, New York. The confirmed Plan became effective on January 12, 1998 concurrent with the Company's consummation of exit financing.

The Plan called for unsecured creditors with claims greater than $1,000 ("Class 7") to receive 13.5% of their claim in quarterly installments over the next twelve months and future distributions based on cash flow (as defined) over the next five years. Unsecured creditors with claims less than $1,000 ("Class 6") will receive a distribution of 20% of their claim. The initial distribution payments and certain other administrative claims are guaranteed by TW
Communication Corp.   Under the Plan, the Company's wholly-owned
subsidiary, Vertex Technologies, Inc., merged into the Company, and the Company changed its name to Vertex Computer


VERTEX COMPUTER CABLE & PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


PLAN OF REORGANIZATION (CONTINUED)

Cable & Products, Inc. Under the Plan, 25.3 million of the Company's 40 million authorized shares of common stock were issued and outstanding. Effective December 29, 1997, each five shares of the Company's common stock outstanding were exchanged for one share of the surviving entity. As a result, holders of the Company's currently outstanding 12,652,000 common stock shares received 2,530,400 post-reorganization shares. Further, the preferred shareholders exchanged such outstanding preferred stock and forgave accrued dividends for 22,773,600 common stock shares, representing 90% of the post-reorganization outstanding common stock.

Under the Plan, secured subordinated debenture holders (Class 5 debenture claims) were paid 13.5% of accrued interest and the terms of the subordinated debentures were modified to include; 1) an extension of the maturity and payment of the subordinated debentures to January 12, 2005 and 2) reduction of the interest rate to 8%. All other rights pursuant to the subordinated debentures were cancelled.

Liabilities Subject to Compromise (see Note 3) were eliminated on
January 12, 1998, the effective date and reported as an extraordinary item on the statements of operations for the three and nine months ended March 31, 1998.


3. 	LIABILITIES SUBJECT TO COMPROMISE

The Company's liabilities subject to compromise through December 31, 1997 were recorded at the amounts which had been allowed by the Bankruptcy Court rather than the amounts which were actually settled under the Plan of Reorganization on the effective date.

On January 12, 1998, the Company recorded the discharge of bankruptcy debt and recorded a gain of $5,127,967, paid claims aggregating approximately $53,000 and recorded a liability for bankruptcy distributions of $780,000, which was originally payable over twelve months. Subsequent to January 12, 1998, the unsecured creditors agreed to delay the initial payment until November 15, 1998 in exchange for a guarantee in the form of cash escrow payment by the Company's principal stockholder, TW Cable, LLC. ("TW").














VERTEX COMPUTER CABLE & PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4. 	INVENTORIES

Inventory consists principally for products held for sale. The Company regularly reviews its inventory for obsolete and slow-moving items which includes reviews of inventory levels of certain product lines and an evaluation of the inventory based on changes in technology and markets. As of March 31, 1998 and June 30, 1997, the reserve was approximately $825,000 and $575,000, respectively.

			                             March 31,        June 30,
	   	           	                1998             1997
                              -----------      -----------
			Raw Materials	             $   62,961       $   80,142
			Work in Process	               17,481           46,885
			Finished Goods	             1,242,625        2,654,623
                              -----------      -----------
	 		Inventories, net	         $1,323,067       $2,781,650
                              ===========      ===========

5. LONG-TERM DEBT

	Long-term debt consists of the following:             March 31,     June 30,
                                                         1998          1997
                                                     -----------   -----------
      Revolving asset-based loan (a)..............   $ 1,822,999   $2,253,774
      Capitalized lease obligations (b)...........       117,660       55,179
                                                     -----------   -----------
                                                       1,940,659    2,308,953
      Less current portion of long-term debt......     1,871,001    2,280,433
                                                     -----------   -----------
                                                     $    69,658   $   28,520
                                                     ===========   ===========

a.	On February 10, 1995, the Company entered into an amended and restated
revolving credit agreement with a lending institution. Such agreement provided for a revolving credit facility with a maximum available line of $10,000,000 through December 31, 1997.

As a result of the Company filing for Chapter 11 on January 10, 1997, the Company entered into a court-approved DIP Financing agreement with such lending institution. Under the terms of the DIP Financing agreement, the Company is required to pay interest at prime plus 2 3/4% and a commitment fee of 1/2% per annum on the daily unused portion of the credit. The agreement also provides for termination fees as a result of default or early termination of .5% of the maximum credit if such termination occurs before December 31, 1997, respectively.




VERTEX COMPUTER CABLE & PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LONG-TERM DEBT - (CONTINUED)

Under the terms of the post-effective date Financing agreement with the same financial institution, of which the maximum borrowings and interest rate are the same, borrowings are limited to 75% of eligible accounts receivable (constituting those amounts outstanding 90 days or less) and 50% of eligible accounts receivable outstanding between 91 and 120 days, and 24% of regular inventories and 20% of slow moving inventory. As of March 31, 1998, the Company had $1,895,000 availability under the eligibility terms of the facility, of which $1,858,000 was outstanding on such date. This loan is collateralized by substantially all of the assets of the Company not otherwise collateralized. In connection with its revolving credit facility, the Company is subject to restrictive covenants which impose certain limitations with respect to the Company's incurrence of indebtedness, capital expenditures, creation or recurrence of liens, declaration or payment of dividends or other distributions, mergers, consolidations and sales or purchases of substantial assets. In general, the Company is not allowed to incur further indebtedness or create additional liens on its assets except for unsecured current liabilities incurred in the ordinary course of business or liabilities incurred in the ordinary course of business secured by purchase money security interest not to exceed an aggregate of $750,000. The Company is not allowed to make loans or investments or provide guarantees or to prepay indebtedness. The Company is prohibited from paying dividends on common stock and may not enter into a merger, consolidation or sale of all or substantially all of its assets. Additionally, the Company is required to maintain consolidated net worth, to include subordinated debentures, of not less than $750,000 and to maintain consolidated working capital, defined as current assets less current liabilities and debt outstanding under the credit facility, of not less than a negative $1.5 million. As of March 31, 1998, the Company was in default of certain covenants of the aforementioned agreement.

b.	On July 28, 1998 the Company refinanced the aforementioned financing agreement with a financial institution. The new agreement provides for a maximum borrowing of $3,000,000 through May 31, 2001. Total borrowings are limited to 85% of eligible accounts receivable (constituting those amounts outstanding 90 days or less) and 50% of eligible accounts receivable outstanding between 91 and 120 days, and 40% of regular inventories and 10% of slow moving inventory. Under the terms of the July 28, 1998 refinancing, the Company is required to pay interest at prime plus 2 1/2% and an initial commitment fee of 1.25% and 1% per annum for the second and third year. Additionally, the Company is required to maintain Tangible net worth, (the aggregate amount of all assets, less intangible assets, of the Company less the aggregate amount of all liabilities of the Company excluding subordinated liabilities to Lender) not less than $(750,000) and Working Capital of not less than $(500,000).










VERTEX COMPUTER CABLE & PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LONG-TERM DEBT - (CONTINUED)

c. The Company leases certain warehouse and manufacturing equipment accounted for as capital leases. The obligation for the warehouse equipment requires the Company to make monthly payments of $1,240 through May 2000. During the nine month period the Company leased certain manufacturing equipment totaling approximately $111,000 that requires the Company to make monthly payments of approximately $3,107 through August 2000.

The following is a summary of the aggregate annual maturities of long-term debt (excluding the secured subordinated debentures, as described in Note
7):
                        March 31,            Total
                      ------------        -------------
                          1999             $ 1,871,001
                          2000                  52,164
                          2001                  17,494
                                           ------------
                                           $ 1,940,659
                                           ============

6. COMMITMENTS

a. Leases
The Company's minimum annual lease commitments under noncancellable operating leases for premises at March 31, 1998 are as follows:

                      March 31:
	                          1999           320,461
	                          2000           195,069
	                          2001           198,006
                                        ----------
	                                       $ 713,536
                                        ==========

Rent expense, including related real estate taxes and other operating charges, was approximately $268,489 and $534,117 for the nine months ended March 31, 1998 and 1997, respectively.


7. SECURED SUBORDINATED DEBENTURES

Pursuant to an Exchange Offer, effective as of January 12, 1998, between TW, whose owner is the Company's Chairman, Chief Executive Officer, principal stockholder and subordinated debenture holder, and holders of another $400,000 debentures, TW purchased all except $92,633 debentures for cash and stock held by TW. The terms of all outstanding subordinated debentures were modified, pursuant to the Plan (see Note
2) to an interest rate of 8% per annum, payable semi-annually with the principal due on January 12, 2005.

The subordinated debentures remain secured by all of the Company's assets subordinated to all current and future institutional loan facilities. In addition, payments on account of the subordinated debentures shall be subordinated to future cash distributions based on cash flows to the unsecured (Class 7) creditors under the Plan.

On January 12, 1998, TW forgave $115,000, exclusive of the related debt discount of $14,800, of the $2,423,000 in debentures held. The forgiveness was accounted for as a capital contribution with as an adjustment to Paid-in-Capital.


VERTEX COMPUTER CABLE & PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8.  DUE TO AFFILIATE

As of March 31, 1998, amounts due to the affiliate, TW are non-interest bearing.


9.  EXTRAORDINARY ITEM

In connection with the discharge of bankruptcy debt on January 12, 1998, the Company recognized an extraordinary gain, net of tax, of $5,127,967. This item is excluded from taxable income pursuant to the internal revenue code bankruptcy provisions. The Company's net operating loss carryover has been reduced by the amount of the debt discharged.

10. EARNINGS (LOSS) PER SHARE

In the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share. In accordance with SFAS No. 128, all comparative periods have been restated, if applicable. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. The Company had no potential common shares outstanding at March 31, 1998.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Nine Months Ended March 31, 1998 and 1997
-----------------------------------------
Net sales for the nine months ended March 31, 1998 decreased $12,193,000 or 66.3% to $6,202,000 compared to $18,395,000 for the nine months ended March 31, 1997. The decrease is a result of the Company focusing on manufacturing sales only since filing Chapter 11 on January 10, 1997 (Note
1). The prior year nine months includes distribution sales of approximately $10,199,000.

Gross profit for the nine months ended March 31, 1998 decreased $2,709,000 or 92.3% to $227,000 from $2,936,000 for the nine months ended March 31, 1997. Gross profit as a percentage of sales was 3.7% for the nine months ended March 31, 1998 compared to 16.0% for the nine months ended March 31, 1997. The decrease in gross profit is due to the decrease in sales. A provision of $250,000 for slow-moving and obsolete inventory is included for the nine months ended March 31, 1998.

Selling, general and administrative expenses decreased $3,257,000 or 59% to $2,273,000 for the nine months ended March 31, 1998 from $5,530,000 for the nine months ended March 31, 1997 due to the Company decreasing payrolls and other expenses after the Chapter 11 filing (see Note 1).

Interest expense, including dividends on preferred stock, decreased $693,000 or 71.8% to $272,000 for the nine months ended March 31, 1998 from $965,000 for the nine months ended March 31, 1997. This reduction is due to the reduced borrowing levels of the Company's credit facility and non-existence of bond discount and preferred stock dividends. The nine month ending March 31, 1997 included bond discount amortization of approximately $252,000 and accrued preferred stock dividends of $111,000.

Chapter 11 Reorganization related expense for the nine months ended March 31, 1998 of $268,000 decreased $10,000 from the prior year period. Such expense includes fees for legal, accounting, financing and consulting services, as well as court fee and printing expenses.

Results of Operations
Quarter Ended March 31, 1998 and 1997
--------------------------------------
Net sales for the quarter ended March 31, 1998 decreased $1,371,000 or 38.3% to $2,203,000 compared to $3,575,000 for the quarter ended March 31, 1997. The decrease is a result of the Company focusing on manufacturing sales only since filing Chapter 11 (Note 1). The prior year quarter includes distribution sales of approximately $1,845,000.

Gross profit for the quarter ended March 31, 1998 decreased $421,000 or 112.0% to $(45,000) from $376,000 for the quarter ended March 31, 1997. A provision of $200,000 for slow-moving and obsolete inventory is included for the three months ended March 31, 1998. Gross profit as a percentage of sales excluding the above provision was 7.0% for the quarter ended March 31, 1998 compared to 10.5% for the quarter ended March 31, 1997. The decrease in gross profit, excluding the provision for slow-moving and obsolete inventory, is due to the decrease in sales.

Selling, general and administrative expenses decreased $1,080,000 or 61% to $695,000 for the quarter ended March 31, 1998 from $1,775,000 for the quarter ended March 31, 1997 due to the Company decreasing payrolls and other expenses after the Chapter 11 filing (see Note 1).
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations
Quarter Ended March 31, 1998 and 1997
(continued)
--------------------------------------
Interest expense, including dividends on preferred stock, decreased $187,000 or 64.7% to $102,000 for the quarter ended March 31, 1998 from $289,000 for the quarter ended March 31, 1997. This reduction is due to the reduced borrowing levels of the Company's credit facility. The quarter ending March 31, 1997 included bond discount amortization of approximately $35,000 and accrued dividends of $37,000.

Chapter 11 Reorganization related expense for the three months ended March 31, 1998 of $78,000 decreased $201,000 from the prior year period. Such expense includes fees for legal, accounting, financing and consulting services, as well as court fee and printing expenses.


Liquidity and Financial Condition
As of March 31, 1998
----------------------------------
Current assets have decreased $2,550,000 or 51.6% to $2,391,000 at March 31, 1998 from $4,941,000 at June 30, 1997. This decrease resulted primarily from a decrease in accounts receivable (decreased sales), inventory and cash, as well as an addition to the provision for slow-
moving and obsolete inventory of $250,000.    The Company had net working
capital deficiency of $2,247,000 at March 31, 1998. As compared to $1,153,000 in working capital, exclusive of liabilities subject to compromise, at June 30, 1997. This increase in deficiency of $3,400,000 is due to the recording of liabilities in the amount of $780,000 which related to the bankruptcy and decrease in accounts receivable and inventory, due to reduced sales. Total borrowings outstanding were $4,089,000 at March 31, 1998 as compared to $4,491,000 at June 30, 1997.
The decrease was mainly due to the Company reducing the amount outstanding under the Company's revolving credit facility by approximately $431,000. Offset by an increase in capitalized lease obligations of approximately $62,000.

On January 12, 1998, the Company entered into a Loan and Security
Agreement (the "Loan Agreement") with it's current lender (see Note 5 b). The Loan Agreement replaced the court approved DIP financing and extended the Company's credit facility for a 90 day period through April
12, 1998, which was extended through July 28, 1998 (see Note 5b) at such time a new financing agreement was executed. The terms of the Loan Agreement are similar to its prior loan except for a reduction to 75% on advances of eligible accounts receivables and a reduction to 24% on advances of eligible inventory. As part of the Loan Agreement, TW provided additional cash collateral of $500,000 in order for the Company to fund the Plan.


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



                                       Vertex Computer Cable & Products, Inc.

	                             By: /s/ Daniel McPhee
	                                 Chief Executive Officer

	                             By: /s/ Nicholas T. Hutzel
	                                 V.P. & Controller






Dated: December 22, 1998