Form 10-K
period 1998-06-30
VERTEX COMPUTER CABLE & PRODUCTS INC
filed 1999-02-17
CIK 798438

SECURITIES AND EXCHANGE COMMISSION
				                       WASHINGTON, D.C.  20549

                  				 		        FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED JUNE 30, 1998         COMMISSION FILE NUMBER 1-9263
-------------------------------------------------------------------------------
            			   VERTEX COMPUTER CABLE & PRODUCTS, INC.
           (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------
                 Delaware										 		          11-2816128
------------------------------------------------------------------------
(State or other jurisdiction of							    			 (I.R.S. Employer
 incorporation or organization)				    			     Identification No.)

   			     920 Conklin Street, Farmingdale, New York    11735
			     ----------------------------------------------------------------
			     (Address of Principal Executive Offices)    (Zip Code)

Registrant's telephone number, including area code:   (516) 293-1610

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           	   Title of Class
						                  Common Stock, $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      				   Yes          No  X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
                            Yes  X       No

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 1, 1999 was approximately $1,166,153.

On February 1, 1999, 26,824,000 shares of common stock, $.10 par value were outstanding.


This report consists of 48 consecutively numbered pages (including this cover page).

                   VERTEX COMPUTER CABLE & PRODUCTS, INC.
                            TABLE OF CONTENTS

           					                                                    Page Number
PART I

Item 1.  Business............................................               3

Item 2.  Properties..........................................               7

Item 3.  Legal Proceedings...................................               8

Item 4.  Submission of Matters to a Vote of Security Holders.               8


PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.................................               9

Item 6.  Selected Financial Data.............................              10

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results	of Operations.................              11

Item 7a.  Market risk .......................................              14

Item 8.  Financial Statements and Supplementary Data.........              14

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................              14

PART III

Item 10. Directors and Executive Officers of the Company.....              15

Item 11. Executive Compensation..............................              17

Item 12. Security Ownership of Certain Beneficial Owners
         and Management......................................              19

Item 13. Certain Relationships and Related Transactions......              19


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
				Form 8-K..................................................             21

                                     PART I
ITEM ONE - BUSINESS

THE COMPANY
Vertex Computer Cable & Products, Inc., (the "Company") is a multi-regional manufacturer of custom-made electronic cable assemblies used in providing connectivity solutions. The Company designs specifically to meet individual customer's unique and complete connectivity requirements.

Management believes that the Company's technical ability for providing connectivity solutions between the data system capabilities of many manufacturers and the specific connectivity needs of its customers, along with its reputation for providing manufactured, custom-made electronic cable assemblies that are subject to 100% quality control testing, will be the principal factors on which the Company will plan its future growth.
The Company expects internal growth to be enhanced by what the Company perceives to be two continuing trends: (i) the increasing demand for data communications to provide timely information in the office environment and factory floor that requires connectivity solutions; and (ii) the growing number of alternatives available to organizations of all sizes in all types of industries to increase productivity through improved or upgraded computer data communications.
The Company's executive offices are located at 920 Conklin Street, Farmingdale, New York 11735 and its telephone number is (516) 293-1610. Unless the context requires otherwise, all references herein to the Company and Vertex mean Vertex Computer Cable & Products, Inc.

RECENT DEVELOPMENTS
On January 10, 1997, the Company (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of New York.

On October 30, 1997, the United States Bankruptcy Court in Westbury, New York approved the Company's Plan of Reorganization (the "Plan"). The Company was required to have in place exit financing in order for the Company to effectuate the Plan and emerge from Chapter 11. The Plan called for an initial distribution to all unsecured creditors of 13.5% for each allowed claim and future distributions based on cash flow over a defined five year period. Under the Plan, the Company's wholly owned subsidiary, Vertex Technologies, Inc., merged into the Company, and the Company changed its name to Vertex Computer Cable & Products. On December 29, 1997 each five shares of the Company's common stock were exchanged for one share of common stock. TW Cable LLC. "TW", received 21,508,400 shares and other outside investors received 1,265,200 shares of the post-bankruptcy outstanding common stock. As a result, 25.3 million of the Company's 40 million authorized shares of common stock were issued and outstanding. (see Item Thirteen).

On January 12, 1998, the Company entered into a revised credit facility with its
existing lender Congress Financial Corp. ("Congress').   Congress in effect
extended its DIP Credit facility, which had matured on January 10, 1998, for a period of three months. TW provided additional cash collateral of $500,000 in order for the Company to fund the Plan.

On July 28, 1998 the Company refinanced a revolving credit financing agreement (see Note F to the Company's fiscal 1998 financial statements) with a financial institution. The new agreement provides for a maximum borrowing of $3,000,000 through July 31, 2000. Borrowings, at the lenders' discretion, are limited to 85% of eligible accounts receivable (constituting receivables outstanding 90 days or less), 50% of eligible accounts receivable outstanding between 91 and 120 days, 40% of eligible inventories and the lesser of $700,000 or 10% of slow-moving inventory, as defined. Under the terms of the refinancing, the Company is required to pay interest at prime plus 2 1/2% but not less than $15,000 per month in minimum charges and an initial commitment fee of 1.25% and 1% per annum for the secondyear. The interest rate shall increase or decrease by one quarter of one percent (1/4 of 1%) per annum for each increase or decrease, respectfully of one-quarter of one percent in the prime rate, however that no decrease shall decrease the rate to less than the prime rate plus 2.50% and the minimum prime rate will be 6%. Borrowing under
the agreement is all collateralized by all assets of the Company.   Pursuant to
the agreement, the Company was required to maintain a tangible net worth (deficiency) of not more than $(750,000) and a Working Capital (deficiency) of
not more than $(500,000), as defined.   The Company is in violation of such
covenants and is currently seeking a modification to such covenants. However no assurances can be given that the Company will be able to obtain such modifications or receive a waiver from the creditor.

On October 20, 1998, the Company entered into a Purchase and Sale of Assets agreement the "Sale Agreement" whereby the Company sold certain assets, principally inventory and fixed assets, of its Maryland facility to an unrelated party for $200,000. In connection to the Sale Agreement, the Company agreed to sublease the aforementioned facility to the purchaser under the terms of the Company's lease, subject to cancellation with thirty days notice to the Company. Upon notice of cancellation, the purchaser shall bear fifty percent (50%) of the net loss, if any, resulting from the vacancy of the building. Further, in connection with the Sale Agreement, the Company agreed to 1)
grant the purchaser the use of the "Vertex" name through April 30, 1999 and 2) grant non-compete arrangements, as defined. Subsequent to October 20, 1998 the purchaser cancelled the sublease and the Company is currently pursuing a new sublease tenant.

On December 17, 1998, the Company entered into an agreement with DataWorld Solutions, Inc. ("DataWorld"), a distributor of connectivity products, DataWorld's principal shareholders, Daniel McPhee and Christopher
Francis, TW Cable, LLC. and  Edward Goodstein, the Company's then chairman and
principal shareholder.   Pursuant to the agreement, (i) Vertex acquired all the
outstanding shares of Dataworld in exchange for the issuance of 1,500,000 shares of the Company's common stock (ii) TW forgave approximately $2,300,000 in principal face amount of secured subordinated debt and all accrued interest relating thereto, (iii) TW forgave $280,000 of indebtedness, contributed $400,000 cash and arranged for approximately $400,000 of TW funds held in escrow for the benefit of Vertex's creditors to be released to such creditors as payment on behalf of Vertex in exchange for 6,000 shares of the Company's newly issued $6 Senior Cumulative Convertible Preferred Stock having a stated value of $100 per share, and (iv) Messrs. McPhee and Francis purchased 17,000,000 shares of the Company's common stock from TW for $200,000. As a result of the above, Messrs. McPhee and Francis collectively own approximately 69% of the Company's common stock and effective December 18, 1998 Messrs. McPhee and Francis became the Company's Chief Executive Officer and Chief Operating Officer, respectively.

BUSINESS STRATEGY
The Company's business strategy is to develop a value-added distribution network through internal growth with a focus on connectivity solutions for data and tele-communications. Management believes it will continue to (i) introduce new connectivity solutions, (ii) improve operating efficiencies through a more efficient organizational structure, eliminate duplicated activities, and integrate manufacturing capabilities between the two separate manufacturing facilities located in the United States, (iii) derive the benefits of critical mass through the opportunity to develop stronger relationships with, and obtain improved terms from key suppliers, and (iv) derive the benefits of critical mass through the ability to distribute to and service large national and international customers.
In its relationship with its customers, the Company focuses on providing connectivity solutions. Such solutions include advising customers on the options available to meet their specific needs, and manufacturing custom-made electronic cable assemblies for the customers. In addition, the Company continues to service the customers with components and assemblies as the customer's system grows. Management believes that manufacturers of products generally choose to build relationships with distributorships capable of offering advisory services, technical support, and other services such as manufacturing custom-made electronic cable assemblies. The Company believes it is perceived as a value-added manufacturer by both suppliers and customers as a result of its technical skills and knowledge of the marketplace, access to and understanding of the product capabilities, and technical design and manufacturing capabilities for custom-made electronic cable assemblies.
In fiscal 1998, 3M approved the Company as on of their six Value-Added
Reseller ("VAR"). The Company was required to purchase certain manufacturing equipment necessary to produce Single-Mode fiber cable assemblies.
As a VAR, the Company receives daily orders directly from 3M and will ship product directly to 3M's customers. The Company is permitted to sell Single-Mode fiber cable assemblies to any of its customer.

Effective with the transaction with DataWorld Solutions, Inc. in December 1998, the Company is also a distributor of connectivity products. This will give the Company the ability to provide its' customers with additional product line they require.

The Company is in the process of identifying potential acquisitions to grow the
business.   The Company will seek capital investment to finance these
acquisitions. The Company believes that acquisitions could provide an additional customer base necessary to increase sales volume, however, there can be no assurances that the Company will be successful in marketing suitable acquisition candidates or obtain the required investment capital to finance acquisitions.

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

PRINCIPAL SUPPLIERS
Management believes that the Company is not dependent on any particular supplier. For the fiscal year ended June 30, 1998, Amp, Inc. and Siecor accounted for 27.2% and 11.8% of the Company's purchases. For the fiscal year ended June 30, 1997, Lucent Technologies (formerly AT&T), Westcon, Inc., Madison Wire & Cable Corp., Hitachi Cable and Amp, Inc. accounted for 28.6%, 13.0%, 10.5%, 10.3%, 10.2% and 10.1%, respectively of the Company's purchases.

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

In order to effectively meet each customer's needs, the sales force first gains an understanding of the customer's system connectivity requirements before
recommending one or more possible solutions.   The Company generally
does not participate in the design of computer applications but rather participates in the design and implementation of the connectivity solutions required for data communications.The field sales force is supported by inside sales personnel who handle incoming customer calls, perform sales estimates, provide responses to customer questions and assist in sales prospecting. Sales leads are typically generated by ongoing interaction with existing customers, sales calls to companies not currently customers, referrals from suppliers, and by advertising and promotional efforts. The advertising and promotion program for the Company consists of: (i) exhibits at national and regional trade shows; (ii) Company-sponsored seminars and product demonstrations in regional areas; (iii) advertisements in trade publications; and (iv) direct mail campaigns to targeted market niches.

COMPANY LOCATIONS
The Company's locations, which all are leased, are as follows:

    			Elkridge, Maryland    - (operation sold October 20, 1998)
      	Farmingdale, New York
		    	Long Island City, New York - (as of December 17, 1998)
      	San Jose, California

MAJOR CUSTOMER
During fiscal 1998. one customer, a company formerly owned by the owner of TW ("Former Affiliate") accounted approximately 12.5% or the net sales of the Company. One customer accounted for approximately 11.4% of net sales in fiscal 1996.

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

EMPLOYEES
As of January 31, 1999, the Company had 74 full-time employees. Of these, 16 are sales and marketing personnel; 6 are design, engineering, and technical support personnel; 11 are purchasing, warehouse and inventory control personnel; 27 are cable assembly manufacturing personnel; 5 are quality control personnel; and 9 are accounting, data processing and other
administrative personnel.   Twenty-five (25) employees are covered by a
collective bargaining agreement in the Company's Farmingdale facility


ITEM TWO - PROPERTIES
The location and size of each of the Company's facilities at June 30, 1998, the principal use of each facility and lease expiration date are summarized below:

                      Lease Square	                                  Expiration
Location				            Footage	            Use                         Date

Elkridge, Maryland	   (1)	11,583	  Sales Office, Manufacturing        Aug.2003
                              			  and Warehouse

Farmingdale, New York (2)	13,000	  Executive Office, Sales Office,    Feb.1999
							                            Manufacturing and Warehouse

San Jose, California	      9,950	  Sales Office, Manufacturing        June 2000
                            							and Warehouse

(1) In August 1998, the Company renegotiated its Elkridge, Maryland lease by reducing its space to approximately 11,583 square feet which reduced its monthly rent. The Company sold this operation in October 1998 (see Recent events and Note N to the consolidated financial statements).

(2) The Company's Headquarters are located in Farmingdale, New York. These premises, which consist of approximately 3,500 square feet of office space and approximately 11,600 square feet of manufacturing and warehouse space, is leased by the Company. The Company is presently negotiating its lease renewal.

ITEM THREE - LEGAL PROCEEDINGS

                             						None.


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

		Common Stock
			Period        					                     High	      Low
----------------------                    ------     ------
FISCAL 1996
First Quarter ended September 30, 1995					.38	      	.19
Second Quarter ended December 31, 1995			 	.28	      	.06
Third Quarter ended March 31, 1996				    	.35	      	.18
Fourth Quarter ended June 30, 1996    					.39	      	.20

FISCAL 1997
First Quarter ended September 30, 1996					.32	      	.10
Second Quarter ended December 31, 1996			 	.27	      	.06
Third Quarter ended March 31, 1997 *			  		.12	      	.02
Fourth Quarter ended June 30, 1997					    .05      		.02

FISCAL 1998
First Quarter ended September 30, 1997			 	.08      		.04
Second Quarter ended December 31, 1997		 		.06	      	.02
Third Quarter ended March 31, 1998 				   	.31		      .02
Fourth Quarter ended June 30, 1998    					.44	      	.13

FISCAL 1999
First Quarter ended September 30, 1998					.09	      	.09
Second Quarter ended December 31, 1998			 	.26	      	.25

*	On January 10, 1997, the Company filed Bankruptcy protection under Chapter 11 of the federal bankruptcy laws.

As of February 16, 1999, there were approximately 275 holders of record of the Company's Common Stock.

On December 29, 1997, the NASDAQ changed the stock symbol from VTXL to VCCP.

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

ITEM SIX - SELECTED FINANCIAL DATA

                       						   SELECTED FINANCIAL DATA
                          (IN THOUSANDS EXCEPT PER SHARE DATA)
                                 Year Ended June 30,

                           1998        1997	     1996       1995	       1994
			                      	-------	    -------   -------    -------	    -------
INCOME STATEMENT DATA:
Net sales               		$ 7,900	    $21,224	 $29,116    $34,472     $42,864
Cost of goods sold	         7,412		    16,779   23,584     26,231      32,149
		                      		-------		   -------	 -------    -------     -------
Gross profit	             $   488		   $ 4,445	 $ 5,532    $ 8,241     $10,715
		                      		=======		   =======	 =======    =======     =======

Loss before extra-
	ordinary items	          $(3,120)   $(5,358) 	$(4,972)   $(1,316)    $(2,934)
Extraordinary items
	income (loss)	           	 5,128       (120		                       			  747
Net income (loss)
	attributable
	to common stock            2,008     (5,556)  	(5,058)    (1,316)     (2,187)

BASIC AND DILUTED
  INCOME (LOSS)PER
  SHARE DATA: (1)

Loss before extra-
	ordinary items             (.22)      (2.14)  	 (2.00)     (.52)       (2.35)
Extraordinary items          .37        (.05)	                   	        .60

Net income (loss)
	attributable to
	common stock
	per share	                  .15       (2.19)   (2.00)      (.52)       (1.75)
                            =======   =======  =======    =======      =======

Weighted average
	number of shares
	outstanding-basic
  and diluted (2)           13,914      2,530    2,530      2,530      1,248
            			            -------     -------  -------    -------     ------

BALANCE SHEET DATA:

Working capital
 	(deficiency)            $(2,694)    $ 1,153  $ 5,079    $ 4,476     $ 5,320
Total assets	               2,890       5,663   13,128     13,187      14,431
Long-term debt	             2,215       2,211    9,496      5,966       6,338
Liabilities subject to
   compromise	               -          6,192
Stockholders' equity
	(deficiency)	            (4,395)      (6,528)  (1,011)     1,999       2,808

(1)  	Cash dividends per share have never been paid on Common Stock and the
      Company is prohibited under its current long-term credit facility from paying a dividend because it currently has insufficient availability.

(2)  	All periods restated to give effect for the one for five split effectuated on December 29, 1997.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		          	CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEARS ENDED JUNE 30, 1998 AND 1997

Net sales for the year ended June 30, 1998 were approximately $7,900,000, as compared to the year ended June 30, 1997 of $21,224,000, a decrease of 62.8%. Value added distribution sales decreased by approximately $8,849,000 or 78.1% from $11,333,000 in the prior fiscal year to $2,484,000 in the current fiscal year due to the Company's decision to principally be a manufacturer of cable assemblies. Sales of manufactured cable assemblies decreased by approximately $4,474,000 or 45.2% from $9,891,000 in the prior fiscal year to $5,416,000 in the current fiscal year. The decrease was primarily a result of the Company's inability to purchase product, due to the Company's lack of working capital and available financing partially caused by the effects of operating as a debtor-in-possession through the first and second quarters of fiscal 1998.

Gross profit decreased by $3,957,000 or 89.0% for the year ended June 30, 1998 to $488,000 from $4,445,000 as compared to fiscal 1997. Gross profit percentage for the years ended June 30, 1998 and 1997 were 6.2% and 20.9%, respectively. The decrease in gross profit was primarily the result of the aforementioned decrease in net sales coupled with the decrease in gross profit per sales dollar, which is due to the poor absorption of fixed overhead costs caused by significant decrease in sales volume, in addition to a decrease in unit selling prices and a $250,000 charge for inventory obsolescence.

Selling, general and administrative expenses decreased approximately $5,128,000 or 63.1% to $3,001,000 for the year ended June 30, 1998 from $8,129,000 as compared to fiscal 1997. Selling, general and administrative expenses as a percentage of net sales were 38% in fiscal 1998 as compared to 38.3% in fiscal 1997. The decrease in these expenses was the result of cost reductions of payroll and related expenses, terminated equipment leases, and reducing general expenses as a result of downsizing the Company's operations after filing Chapter 11 on January 10, 1997.

Interest expense and dividends on preferred stock decreased by $ 680,000 or 63.7% for the year ended June 30, 1998 to $387,000 from $1,067,000. This reduction is principally due to the reduced borrowing levels of the Company's credit facility and non-existence of preferred stock dividends while operating as a debtor-in-possession and the subsequent cancellation of preferred stock on January 12, 1998.

Chapter 11 Reorganization related expenses for the year ended June 30, 1998 of approximately $287,000, which was incurred prior to the January 12, 1998 effective date, includes fees for legal, accounting, financing and consulting services, as well as court fees and printing expenses.

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

Selling, general and administrative expenses decreased approximately $1,437,000 or 15.0% to $8,129,000 for the year ended June 30, 1997 from $9,566,000 as compared to fiscal 1996. Selling, general and administrative expenses as a percentage of net sales were 38.3% in fiscal 1997 as compared to 32.9% in fiscal 1996. The decrease in these expenses was the result of cost reductions of payroll and related expenses, terminated equipment leases, and reducing general expenses as a result of filing Chapter 11 on January 10, 1997.

Interest expense and dividends on preferred stock increased by $47,000 or 4.6% for the year ended June 30, 1997 to $1,067,000 from $1,020,000. The increase was due to the requirements of interest and dividends resulting from the December 1995, March 1996 and June 1996 financings and also due to the Company's utilization of its revolving credit facility to its maximum line of credit for most of the period. As a result of certain 1997 events, including sale of the Company's headquarters and the bankruptcy related matters certain interest and dividends costs were eliminated after the second quarter Chapter 11 Reorganization related Expenses includes an accrual for approximately $365,000 in professional fees to be paid under the plan of reorganization, approximately $110,000 for fees paid relating to the revolving credit facility DIP Financing and approximately $14,000 of printing and filing fees, all resulting from the filing ofChapter 11 on January 10, 1997.

The Company recognized a loss of approximately $248,500 on the sale of the headquarters. The loss includes closing costs expenses and non-cash write-offs of building related expenses.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          			CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Current assets have decreased approximately $2,565,000 to $2,376,000 at June 30, 1998 as compared to $4,941,000 at June 30, 1997. This decrease resulted primarily from decreases in cash of approximately $156,000, accounts receivable of approximately $644,000, and inventories of approximately of $1,750,000, directly attributable to the Company's decision to sell its distribution business in May 1997, decreased sales volume in its manufacturing business and the recurring loss before extraordinary items. The Company had net working capital deficiency of $2,694,000 at June 30, 1998 as compared to net working capital of $1,153,000 at June 30, 1997.

Total borrowings outstanding, including subordinated secured debentures, as of June 30, 1998 were $4,159,000, a decrease of $332,000 or 7.4% from $4,491,000 at June 30, 1997. This decrease was primarily due to the reduction of the Company's revolving credit facility of approximately $358,000.

The Company's continuing existence as a going concern is dependent on its ability to obtain profitable operations, generate sufficient cash flow to meet its obligations on a timely basis, comply with the terms and covenants of its financing agreement (which is currently in default) and to obtain additional financing as may be required. As described in Notes F and N to the Company's fiscal 1998 financial statements, the Company; (1) on July 28, 1998, refinanced its revolving credit financing agreement with a two year long-term agreement with more favorable borrowing limits, (2) on October 20, 1998, completed the sale of certain assets relating to an underutilized facility to reduce costs, and (3) on December 17, 1998, completed a business combination which provided additional working capital and a new management team with industry and distribution experience.

Currently, new management is exploring opportunities to further reduce operating costs and to obtain additional sources of working capital. However, there can be no assurances that new management will be successful in further reducing operating costs or obtaining additional sources of working capital and that the Company will be able to raise such additional financing to fund ongoing operating shortfalls or complete other plans.


YEAR 2000
The Year 2000 issue is the result of computer programs which were written using two digits rather than four to define the applicable year. For example, date-sensitive software may recognize a date using "00" as the Year
1900 rather than the Year 2000. Such misrecognition could result in system failures, or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          			CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 - (CONTINUED)

The Company has evaluated its programs to prepare computer systems and applications for the Year 2000. The Company will need to modify or replace its internal systems by acquiring a Year 2000 compliant system by the end of fiscal 1999. The Company expects to incur internal staff costs as well as consulting and other expenses related to the enhancements necessary to complete the systems for the Year 2000. Management believes that the estimated costs to modify or replace such applications will not be material to the Company.

In addition, the Company has inquired with its major suppliers, including insight about their progress in identifying and addressing problems related to the Year 2000. The Company is currently unable to determine the extent to which the Year 2000 issues will affect its suppliers, or the extent to which it would be vulnerable to the suppliers' failure to remediate any of their Year 2000 problems. Although no assurance can be given, the Company believes that Year 2000 problems will not be significant.

INFLATION
For the last three fiscal years, the Company has not been significantly affected by inflation.

This Management's Discussion and Analysis of Financial Condition and Result of Operations contains forward-looking statements which are based upon current expectations and involve certain risks and uncertainties. Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, readers are hereby cautioned that these statements may be impacted by several factors, and, consequently, actual results may differ materially from those expressed herein.


ITEM SEVEN A - QUANTITATIVE AND QUALITATIVE DISCLOSE ABOUT MARKET RISK
The Company is exposed to interest rate change market risk principally with respect to its revolving credit financing facility with a financial institution which is priced based on the prime rate of interest. At June 30, 1998 $1,895,000 was outstanding under the credit facility. Changes in the prime interest rate during fiscal 1999 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the prime interest rate will increase or decrease interest expense for the Company by approximately $19,000.


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


ITEM NINE - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE
					                	a)  Not applicable
                						b)  Not applicable.

                                				PART III

ITEM TEN - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Directors of the Company and certain information concerning them as of
June 30, 1998 are set forth below:
                                                               First Year
                                                                 Became
     	Name              	Position With The Company     Age     	Director
---------------------    -------------------------     ---      --------
Edward Goodstein        	Chairman of the Board and      51	       1997
	                        	Chief Executive Officer

Ron Martyn *	            Director		                     57	       1997

Albert Roth             	Director/Consultant            63	       1995

* On December 17, 1998 Mr. Martyn resigned from the Board.


Executive Officers of the Company who are not Directors are set forth below:

      Name                     	Position With The Company	     Age
------------------------        -------------------------      ---
Daniel McPhee (1)              	Chief Executive Officer	       35

Christopher Francis (1)	        Chief Operating Officer		      36

Nicholas T. Hutzel             	Vice President, Controller   	 29
                             		  and Secretary

Abraham Mendez                 	Vice President of Sales    	 	 31

(1) Effective December 17, 1998


Mr. Edward Goodstein had been Chairman and Chief Executive Officer of the Company from June 1997 through December 17, 1998 and director since January 1997. Mr. Goodstein was formerly President and major stockholder of TW Communications, a privately held company, which was acquired in December 1997. TW Communications was a distributor of telecommunication wire, cable, fiber-optics and installation supplies.

Mr. Ron Martyn had been a Director of the Company from January 1997 through December 17, 1998. Mr. Martyn was Vice President of Sales for TW Communication, which was acquired in December 1997, since 1993. Prior to 1993 Mr. Martyn was employed by AT&T and has over 30 years of sales experience.

Mr. Albert Roth has been a director since December 1995 and was Chairman and Chief Executive Officer of the Company from December 1995 through May 1997.
For the five years prior thereto, Mr. Roth was independently employed as a business consultant as a principal of GPR Eastwood Inc. Mr. Roth has held several senior management and executive positions at various electronic distribution companies during the thirty years prior to becoming self-employed.

The following Executive Officers of the Company are not Directors:

Mr. Daniel McPhee has been Chief Executive Officer since December 17, 1998, prior thereto Mr. McPhee was a Director and Chief Executive Officer of DataWorld Solutions, Inc. since its inception in 1998. Prior thereto, and since 1992, Mr. McPhee was associated with Elcan Technologies Corp. ("ETC") as senior sales representative and was promoted to Executive Vice President in early 1997. From 1988 to 1992, Mr. McPhee was employed by United Datacom & Cable, Inc. as a salesman and Vice President. From 1985 to 1988, Mr. McPhee was a project manager with Forest Electric Corp. In 1985, Mr. McPhee received a bachelors degree in Business Administration from Adelphi University. Mr. McPhee is a member of the Communication Managers Association.

Mr. Christopher Francis has been Chief Operating Officer since December 17, 1998, prior thereto Mr. Francis co-founded with Mr. McPhee DataWorld Solutions, Inc. where he was a Director and Chief Operating Officer. Prior thereto, and from May 1985 until 1998, Mr. Francis was with ETC. At ETC, Mr. Francis held various positions including Vice President of Operations. In such capacity, Mr. Francis' responsibilities included purchasing and inventory management. Mr. Francis attended Seton Hall University where he majored in Business Administration.

Mr. Nicholas Hutzel has been Vice President and Controller of the Company since February 1997. Mr. Hutzel has also been Corporate Secretary since March 1997. Mr. Hutzel joined the Company in June 1993, and continued service until July 1996. From July 1996 through February 1997, Mr. Hutzel was employed as a Controller for a private sign manufacturer that handled major commercial accounts throughout the United States.

Mr. Abe Mendez has been Vice President of Sales since August 1997. Mr. Mendez has been with the Company since 1985. Prior to becoming Vice President of Sales Mr. Mendez was Vice President of Operations and also Sales Manager for the New York facility.

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

                       				SUMMARY COMPENSATION TABLE

                                                    LONG-TERM COMPENSATION
                                         Other     -----------------------------
					                                    Annual	                    All Other
					                                    Compen-   	Number           Compen-
Name and	           Fiscal Salary  Bonus sation      of              sation
Principal Position  Year 	  ($)     ($)   ($)(1)	  Options             ($)
------------------  ------ ------  ----- --------  --------       -----------
Edward Goodstein     1998  $  -    $  -  $   -        -             $    -
	Chief Executive     1997	    -       -      -        -                  -
 	Officer

Albert Roth          1996 $138,000 $   - $   - 	      -             $    -
	Chief Executive     1996   85,470	    -     -      250,000	             -
	Officer (prior)

Donald W. Rowley
	President           1996 $182,517     -     - 	      -                  -


	(1) Perquisites and other personal benefits, securities or property to each executive officer did not exceed the lesser of $50,000 or 10% of such executive officer's annual salary and bonus.


The Company has no pension plan for employees not subject to collective bargaining arrangements.



DIRECTORS' COMPENSATION
In fiscal 1998, certain directors who were not employees of the Company received a monthly fee for part of the fiscal year, and for the remainder of the year waived fees until further notice.

STOCK OPTION TABLE
The following table provides further information with respect to the options granted to the Executive Officers as of the fiscal year ended June 30, 1998.

                							     Options Granted in Last Fiscal Year
                     --------------------Individual Grants ----------------

                                  % of Total
                          									Options
								                         Granted to	      Exercise
                   					       	 	Employees	       or Base       Expir-
	      				  Options	          	  in Fiscal	        Price        ation
Name			  		  Granted		               Year		         ($/Sh)        Date
-------				----------		          --------------	  ---------    ---------

                               NO OPTIONS GIVEN


The following table provides information with respect to options exercised and option values as of the fiscal year ended June 30, 1998.

		                  Aggregated Options Exercised in Last Fiscal Year and
                               Fiscal Year-End Option Values

	                                                		           Value of
                                             Number of       Unexercised
             				Shares		                   Unexercised     In-the-Money
             			Acquired                 		   Options        Options at
             						on	          Value       at 6/30/98      6/30/98($)(1)
             			Exercise	      Realized     Exercisable/     Exercisable/
Name					           #	            $        Unexercisable    Unexercisable
-----------			-----------     ---------- 	----------------  ----------------
								                              NONE

(1) 	The dollar value of unexercised options is calculated by determining the difference between the fair market of the Company's Common Stock which underlies the option at June 30, 1998, and the exercise price of the options.

As a result of the Company's confirmed Plan of reorganization, all outstanding options and warrants were canceled upon the effective date of the Plan.

CONSULTING AGREEMENT
On January 9, 1997, the Company entered into a consulting agreement with Albert Roth, the Company's prior Chairman of the Board of Directors and current Director to function as a consultant to Company's new President and Chairman of the Board of Directors. The term of this agreement extended through November 28, 1997 and provided for monthly consulting fees of $9,000. The consulting agreement had an option to extend the term upon the same terms and conditions for an additional period of six (6) months. The Company chose not to extend this agreement. Mr. Roth continues to receive as per his agreement certain benefits for a period of six (6) months. During the fiscal years ended June 30, 1998 and 1997, the Company paid this consultant approximately $45,000 and $108,000, respectively.


ITEM TWELVE - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 1998, certain information regarding beneficial ownership of the Common Stock held by each person known by the Company to own beneficially more than 5% of the Common Stock, each of the Company's directors, each of the executive officers named in the Summary Compensation Table, and all of the Company's executive officers and directors as a group.

Beneficial Ownership
Name and Address                             Shares               %
--------------------	                     --------------        ------
TW Cable LLC	                             20,529,389 (1)          81 %
81 Executive Blvd.
Farmingdale, N.Y. 11735

All directors and officers as a	              10,000 	    Less than 1%
	group (1 person)


ITEM THIRTEEN - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 10, 1997, TW Cable LLC, ("TW") whose owner is a director of the Company and was Chairman of the Board and Chief Executive Officer from January 1997 through December 1998, concluded a transaction with the holders of the Company's preferred stock and Subordinated Debentures pursuant to the terms of a certain Securities Purchase Agreement (the "Securities Purchase Agreement"). As a result of that transaction, TW acquired all of the issued and outstanding preferred stock (12,375 shares) and $2,615,000 principal face amount of debentures, together with warrants to purchase 53,350,000 shares of common stock. The preferred stock is convertible into 4,950,000 shares of common stock at a conversion rate equal to 400 common shares for each share of preferred stock that is converted. Each share of preferred stock is entitled to 1,500 votes on all matter other than the election of directors. The holders of the preferred stock, as a class, are entitled to elect 75% of the members of the Board of Directors (see January 12, 1998 event below).

On October 30, 1997 the Company's second amended plan of reorganization and disclosure statement (the "Plan") was confirmed by the United States
Bankruptcy Courts in Westbury, New York.   The confirmed Plan is
effective on the date the Company secures exit financing. On January 12, 1998, the Company secured exit financing with lender, effectuating the Plan (see Note
F). The Plan called for an initial distribution to unsecured creditors with claims greater than $1,000 ("Class 7") to received 13.5% of their claim and future distributions based on cash flow (as defined) over the next five years. Unsecured creditors with claims less than $1,000 ("Class 6") received a distribution of 20% of their claim. The initial distribution payments and certain other administrative claims are guaranteed by TW. Under the Plan, the Company's wholly owned subsidiary, Vertex Technologies, Inc., merged into the Company, and the Company changed its name to Vertex Computer Cable & Products, Inc. Under the Plan, 25.3 million of the Company's 40 million authorized shares of common stock were issued and outstanding. Effective December 29, 1997, each five shares of the Company's common stock outstanding were exchanged for one share of the surviving entity. As a result, holders of the Company's outstanding 12,652,000 common stock shares received 2,530,400 post-reorganization shares. Further, the preferred shareholders (TW) exchanged such outstanding preferred stock and forgave accrued dividends for 21,508,400 common stock shares, representing 85% of the post-reorganization outstanding common stock.

On January 12, 1998, pursuant to an Exchange Offer between TW, whose owner was the Company's principal holder through ownership of the preferred stock cancelled and exchanged for common stock issued under the Plan and subordinated debenture holder, and holders of another $400,000 in debentures, TW purchased $307,367 in debentures for cash and common stock held by TW. The terms of all outstanding subordinated debentures were modified, pursuant to the Plan (see
Note 3) to an interest rate of 8% per annum, payable semi-annually with the principal due on January 12, 2005. In addition, TW forgave $115,000, exclusive of the related debt discount of $14,800, of the $2,423,000 in debentures held. The forgiveness was accounted for as a capital contribution as an adjustment to Paid-in-Capital.

As of June 30, 1998, the Company owed to the TW approximately $382,500 for
administrative expenses and loans to the Company.   Such demand loans are
non-interest bearing.

Subsequent to June 30, 1998, TW paid additional cash as escrow of $185,000 to the Class 7 distribution creditors committee, for an aggregate amount of $389,000, in exchange for an extension of time for the Company to make its payments required under the Plan and TW paid $300,000 in additional cash Collateral for an aggregate amount of $1,268,000 to the Company's credit facility in an effort to increase working capital.

On December 17, 1998, the Company entered into an agreement with DataWorld Solutions, Inc. ("DataWorld"), a distributor of connectivity products, DataWorld's principal shareholders, Daniel McPhee and Christopher Francis, TW Cable, LLC. and Edward Goodstein, the Company's then chairman and principal
shareholder.   Pursuant to the agreement, (i) Vertex acquired all the
outstanding shares of Dataworld in exchange for the issuance of 1,500,000 shares of the Company's common stock (ii) TW forgave approximately $2,300,000 in principal face amount of secured subordinated debt and all accrued interest relating thereto, (iii) TW forgave $280,000 of indebtedness, contributed $400,000 cash and arranged for approximately $400,000 of TW funds held in escrow for the benefit of Vertex's creditors to be released to such creditors as payment on behalf of Vertex in exchange for 6,000 shares of the Company's newly issued $6 Senior Cumulative Convertible Preferred Stock having a stated value of $100 per share, and (iv) Messrs. McPhee and Francis purchased 17,000,000 shares of the Company's common stock from TW for $200,000. As a result of the above, Messrs. McPhee and Francis collectively own approximately 69% of the Company's common stock and effective December 18, 1998 Messrs. McPhee and Francis became the Company's Chief Executive Officer and Chief Operating Officer, respectively.

                                     PART IV

ITEM FOURTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             		 FORM 8-K

(a) FINANCIAL STATEMENTS
       	See index to consolidated financial statements.

(b) Form 8-K Reports
       	Form 8-K dated December 18, 1998
       	From 8-K/A dated December 18, 1998

(c) EXHIBITS
         2.1	Second Amended Joint Plan of Reorganization dated September 24,
1997 (incorporated by 	reference to Exhibit 2.1 to the registrant's current
report on Form 8-K dated February 5, 1998)

         2.2	Second Amended Joint Disclosure Statement dated September 24, 1997
(incorporated by reference to Exhibit 2.2 to the registrant's current report on Form 8-K dated February 5, 1998)

         2.3	Order of United States Bankruptcy Court, Eastern District dated
October 30, 1997 (incorporated by reference to Exhibit 2.3 to the registrant's current report on Form 8-K dated February 5, 1998)

         3.1(a)	Certificate of Incorporation (Exhibit 3(a) of Form S-18
Registration Statement No. 33-7693-NY)

         3.1(b)	Certificate of Incorporation, as amended (Exhibit 3.1(a) to
the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 1-9263)

         3.1(c)	Certificate of Amendment of the Certificate of Incorporation

         3.1(d)	Certificate of Ownership and Merger dated November 20, 1997
(incorporated by reference to Exhibit 3.1(d) to the registrant's current
report on Form 8-K dated February 5,	1998)

         3.1(e)	Amendment to Registrant's Certificate of Incorporation dated
December 29, 1997	(incorporated by reference to Exhibit 3.1(d) to the
registrant's current report on Form 8-K dated February 5, 1998)

         3.2	By-Laws (Exhibit 3(b) of Form S-18 Registration Statement
No. 33-7693-NY)

         4.1	Form of Investment Banking Warrants (Exhibit 4.1 to the Company's
Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File
No. 33-7693)

         4.2	Form of Private Placement Warrants (Exhibit 4.2 to the Company's
Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File
No. 33-7693)

         4.3	Warrant to Sterling Commercial Capital, Inc. (Exhibit 4.3 to the
Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 33-7693)

         4.7	Form of senior subordinated note (incorporated by reference to
Exhibit 4.7 to the registrant's current report on Form 8-K dated March 27,
1996)

         4.8	Form of Warrant (incorporated by reference to Exhibit 4.8 to the registrant's current report on Form 8-K dated March 27, 1996)

         4.9 	Form of Debenture (incorporated by reference to Exhibit 4.9 to the registrant's current report on Form 8-K dated August 20, 1996)

        4.10 	Form of Warrant (incorporated by reference to Exhibit 4.10 to the registrant's current report on Form 8-K dated August 20, 1996)

        4.11	Form of Mortgage note (incorporated by reference to Exhibit 4.11
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

        10.15	1994 Directors' Stock Option Plan.

        10.16	Securities Purchase Agreement dated January 10, 1997 between T W
Cable LLC and the various holders of the Company's Secured Subordinated Debentures.

        10.17	Asset Purchase Agreement dated May 7, 1997 between T W Cable LLC and Vertex Technologies, Inc.

        21			Subsidiaries -

             			Name	               	   Place of Incorporation
			--------------------------------	  ---------------------------
			Vertex Technologies, Inc.   *    	  New York
			Vertex Electronics UK Ltd.      	   United Kingdom (inactive)

*	As a result of the Plan, Vertex Technologies, Inc. merged into the Company

                     VERTEX COMPUTER CABLE & PRODUCTS, INC.
                        INDEX TO FINANCIAL STATEMENTS


       								 		                                            Page
Report of Independent Certified Public Accountants            	F-2

Consolidated Financial Statements
Balance Sheets as of June 30, 1998 and 1997		                 	F-3

Statements of Operations for the years ended
	June 30, 1998, 1997 and 1996                    			          	F-4

Statement of Changes in Stockholders' Equity (Deficiency)
	for the years ended June 30, 1998, 1997 and 1996			           F-5

Statements of Cash Flows for the years ended
	June 30, 1998, 1997 and 1996				                          F-6  -  F-7

Notes to Consolidated Financial Statements        			      F-8  -  F-23


Supplemental Schedule

Schedule II - Valuation and Qualifying Accounts                F-24



                  						REPORT OF INDEPENDENT CERTIFIED
                      								PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Vertex Computer Cable & Products, Inc.

We have audited the accompanying consolidated balance sheets of Vertex Computer Cable & Products, Inc. and Subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vertex Computer Cable & Products, Inc. and Subsidiary as of June 30, 1998 and 1997 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ending June 30, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which assumes realization of assets and settlement of liabilities in the normal course of business. As discussed in Note A(1) of the consolidated financial statements, the Company has incurred significant losses before extraordinary income and its working capital and stockholders' equity deficiencies at June 30, 1998, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note A(1). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with our audits of the consolidated financial statements referred to above, we have also audited Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


GRANT THORNTON LLP


Melville, New York
December 17, 1998





                     VERTEX COMPUTER CABLE & PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                              					June 30,

ASSETS			                                 			    1998            1997
                                  						     ------------     -------------
CURRENT ASSETS
Cash			                                      $     38,680     $    194,462
Accounts receivable, net of allowance for
	doubtful accounts of $ 63,000 and $241,000,
	in 1998 and 1997, respectively	                1,222,400        1,866,423
Inventories, net	                               1,031,322        2,781,650
Prepaid expenses and other current assets	         83,381           98,437
				                                         ------------     ------------
		TOTAL CURRENT ASSETS	                         2,375,783        4,940,972

PROPERTY, PLANT AND EQUIPMENT, net	               473,287          565,279
DEFERRED CHARGES AND OTHER ASSETS     	            40,947          156,613
				                                         ------------     ------------
			                        TOTAL ASSETS	     $  2,890,017     $  5,662,864
				                                         ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIENCY)

CURRENT LIABILITIES
	Current portion of long-term debt 	         $  1,944,469     $  2,280,433
	Accounts payable and accrued expenses	         1,962,844        1,507,650
  Due to affiliate                                382,504             -
	Bankruptcy distributions payable	                780,000             -
				                                         ------------     ------------
			TOTAL CURRENT LIABILITIES	                   5,069,817        3,788,083

LONG-TERM DEBT, NET OF CURRENT PORTION	            57,119           28,520

LIABILITIES SUBJECT TO COMPROMISE	                   -           6,191,880
SECURED SUBORDINATED DEBENTURES, net	           2,157,907        2,182,347

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY)
Redeemable, cumulative, convertible,
	preferred stock, stated value $100 per
	share; authorized, 5,000,000 shares;
		12,375 shares issued and outstanding
    in 1997, net 	                                   -	          1,110,661
	Common stock, par value $.10 per
		share; authorized, 40,000,000 shares;
		issued and outstanding, 25,304,000 and
   12,652,000 shares in 1998 and 1997,
   respectively                                 2,530,400        1,265,200
	Paid-in capital	                               9,386,887        9,416,226
	Accumulated deficit	                         (16,312,113)     (18,320,053)
				                                         ------------     ------------
	   TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)    (4,394,826)      (6,527,966)
                                   				      ------------     ------------
	TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIENCY)  	                  $  2,890,017     $  5,662,864
                                   				     =============    =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    	VERTEX COMPUTER CABLE & PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
				 		                       Year ended June 30,


                                 				     1998	        1997	        1996
                               							-----------	  ----------   -----------
Net sales					                        $ 7,900,657	 $21,224,328   $29,116,469

Cost of goods sold				                  7,412,316	  16,779,191    23,584,189
                               							-----------	 -----------   -----------
Gross profit				                          488,341	   4,445,137     5,532,280

Selling, general and
administrative expenses	                3,001,154	   8,129,311     9,566,459

Interest expense		                  		    386,558	     988,301     	 932,901

Gain on sale of distribution
	business, net of related expenses 		        -         (65,700)    	    -

Loss on sale of corporate headquarters	      -   	     248,500	         -

Other (income) expense			            	    (66,216)      13,269 	       4,626

Chapter 11 Reorganization-related
expenses	                                 286,872	     489,386  	       -
                                							-----------	  -----------   -----------
Loss before extraordinary items	       (3,120,027)  (5,357,930)   (4,971,706)

Extraordinary items

	Gain on discharge of Bankruptcy debt	  5,127,967

	Loss on extinguishment of debt		           -       		(120,000) 	       -

                              						 	-----------    -----------   -----------
Net income (loss)  	  		                2,007,940   (5,477,930)   (4,971,706)


Dividends on preferred stock		              -           78,242        86,625
                               							-----------	  -----------   -----------
Net income (loss) attributable to
  common stockholders				             $ 2,007,940  $(5,556,172)  $(5,058,331)
                               							===========  ============  ============

Basic and diluted income (loss) per
  share attributable to common stock:
	Loss before extraordinary item		     $      (.22) $     (2.14)  $     (2.00)
	Extraordinary item				                       .37         (.05)          -
                              							------------ ------------  ------------

	Net income (loss)	                			$       .15  $     (2.19)  $     (2.00)
                              							============ ============  ============

Weighted average number of shares
	outstanding - basic and diluted       13,914,000	   2,530,400     2,530,400
                               						============ ============  ============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        VERTEX COMPUTER CABLE & PRODUCTS, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                      Years ended June 30, 1998, 1997 and 1996




	                                                                                                      Notes
                                                                                                       receiv-
          	                  	Pre-       Preferred              Common	                   Accumu-      able      Deferred
    			                       ferred     stock      Common      stock   	    Paid-in      lated        from      compensa-
			                           shares     amount     shares      amount	      capital      deficit      officers  tion
		                          	 ------     ---------  ----------  ------------ --------	    ------------ --------- -----------
Balance at July 1, 1995			                          12,652,000   $1,265,200   $8,591,476  $(7,705,550) $(50,000) $(98,433)
Net loss  attributable to
    common stockholders                                                                    (5,058,331)
Issuance of preferred stock   12,375     $1,237,500
Discount on preferred stock                (185,625)
Issuance of detachable
	warrants, net of related
	costs of $52,000			                                                							      824,750
Reclassification of
	officer's note										                                                                                50,000
Foreign translation adjust-
	ment
Amortization of discount
	on preferred stock		                        21,655
Amortization of deferred
	compensation										                                                                                            98,433
                             ----------   ----------- ---------- -----------  ----------  -----------  --------  -----------
Balance at June 30, 1996      12,375      1,073,530   12,652,000  1,265,200 	  9,416,226  (12,763,881)      -         -
Net loss  attributable to
    common stockholders                                                                    (5,556,172)
Foreign translation adjust-
       ment
Amortization of discount
	on preferred stock		                        37,131
                             ----------   ----------  ---------- -----------  ----------  -----------  --------  -----------
Balance at June 30, 1997      12,375      1,110,661   12,652,000  1,265,200 	  9,416,226  (18,320,053)      -         -
Net income attributable to
    common stockholders                                                                     2,007 ,940
Compensation expense related
    to stock options                                                              25,000
Exchange of one share for
     five shares of common
     stock per Plan                                  (10,121,600)(1,012,160)   1,012,160
Cancellation of preferred
     stock and exchange for
     common stock per Plan   (12,375)    (1,110,661)  22,773,600  2,277,360   (1,166,699)
Debt forgiveness by
  principal stockholder,
  net of discount                                                                100,200
                             ----------   ----------- ----------  ----------  ----------  -----------  --------  -----------
Balance at June 30, 1998         -           -        25,304,000 $2,530,400 	 $9,386,887  $(16,312,113) $   -    $    -
                             ==========   =========== ==========  ==========  ==========  ===========  ========  ===========







                                                                Total
                                           Cumulative       stockholders'
                                           translation          equity
                                           adjustment        (deficiency)
                                         ---------------    --------------
Balance at July 1, 1995                     $(3,552)        $ 1,999,141
Net loss attributable to
    common stockholders                                      (5,058,331)
Issuance of preferred stock                                   1,237,500
Discount on preferred stock                                    (185,625)
Issuance of detachable
  warrants, net of related
  costs of $52,000                                              824,750
Reclassification of
  officer's note                                                 50,000
Foreign translation adjust-
  ment                                                            1,065
Amortization of discount
  on preferred stock                                             21,655
Amortization of deferred
  compensation                                                   98,433
                                         --------------     --------------
Balance at June 30, 1996                     (2,487)         (1,011,412)
Net loss attributable to
  common stockholders                                        (5,556,172)
Foreign translation adjust-
  ment                                        2,487               2,487
Amortization of discount
  on preferred stock                                             37,131
                                         --------------     --------------
Balance at June 30, 1997                        -            (6,527,966)
Net income attributable to
  common stockholders                                         2,007,940
Compensation expense related
  to stock options                                               25,000
Exchange of one share for
  five shares of common
  stock per Plan                                                   -
Cancellation of preferred
  stock and exchange for
  common stock per Plan                                            -
Debt forgiveness by
  principal stockholder
  net of discount                                               100,200
                                         --------------     --------------
Balance at June 30, 1998                        -           $(4,394,826)
                                         ==============     ==============

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT




        		                VERTEX COMPUTER CABLE & PRODUCTS, INC.
		 			    	               CONSOLIDATED STATEMENTS OF CASH FLOWS
  	 			     			                   Year Ended June 30,




                                                   									      1998               1997             1996
                                                              -----------      -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
	Net income (loss)                                            $ 2,007,940      $ (5,477,930)     $ (4,971,706)
	Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities
 Depreciation and amortization                                    261,721           469,639           532,677
		Noncash compensation                                               -                 -               98,433
		Provision for losses on accounts receivable                      15,000           285,000            67,000
		Provision for slow-moving and obsolete inventories              250,000              -               40,000
 		Write-off of note receivable from officer                         -               50,000              -
		Compensation expense related to stock options		                  25,000              -                 -
		Loss on sale of assets, net		                                    19,616           182,800              -
	 	Extraordinary gain on discharge of bankruptcy debt          (5,127,967)             -                 -
		Loss on extinguishment of debt                                     -              120,000              -
		Changes in operating assets and liabilities
			Decrease (increase) in accounts receivable                     629,023         3,583,542          (937,522)
 			Decrease in inventories                                     1,500,328           250,274           452,248
			Decrease in prepaid expenses and other
			  current assets                                                15,056           582,184            92,770
			Decrease (increase) in deferred charges and
   			  other assets                                              115,666           192,200           (36,998)
			Increase (decrease) in accounts payable, accrued
		         expenses and liabilities subject to compromise         423,212         2,999,712          (527,444)
                                                 								  	    -----------      ------------     ---------------
			Net cash provided by (used in) operating activities            134,595         3,237,421        (5,190,542)
                               									                        -----------      ------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
		Capital expenditures                                            (20,241)         (186,395)	        (114,085)
		Proceeds from sale of corporate headquarters, net                  -            1,919,080              -
		Proceeds from sale of property, plant and equipment              10,500              -           	     -
                                                   									    -----------      ------------     ---------------
			Net cash provided by (used in) investing activities             (9,741)        1,732,685          (114,085)
                                                   									    -----------      ------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
		Borrowing under debt and loan agreements                      8,321,921        22,069,308        32,362,919
		Debt repayments			                                           (8,680,079)      (26,145,801)      (32,302,648)
		Repayment of debentures                                            -             (750,000)             -
		Principal payments under capital leases                         (53,050)          (24,797)          (25,367)
		Loan proceeds from affiliate                                    130,572              -                 -
 		Proceeds from issuance of debentures, net	                        -                 -            3,073,875
		Proceeds from issuance of preferred stock, net	                    -                 -            1,051,875
		Proceeds from issuance of warrants                                 -                 -              824,750
		Debt issue costs				                                               -                 -             (192,000)
                                                     								  ------------      ------------     ---------------
			Net cash provided by (used in) financing activities           (280,636)       (4,851,290)        4,793,404
                                                    									  ------------      ------------     ---------------
Effect of exchange rate changes on cash                              -                2,416             1,065
                                                    									  ------------      ------------     ---------------
INCREASE (DECREASE) IN CASH                                      (155,782)          121,232          (510,158)

Cash at beginning of year                                         194,462            73,230           583,388
                                                   								  	 ------------      ------------     ---------------
Cash at end of year			                                       	 $   38,680       $   194,462       $    73,230
                                                    								 	 ============      ============     ===============




                       						VERTEX COMPUTER CABLE & PRODUCTS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     Year  Ended June 30,
                                         (CONTINUED)


                              							 	   1998            1997          1996
									                              -----------    -----------   -----------
Supplemental disclosures of cash-
 flow information:


	Cash paid during the year for
		Interest			                        	$   220,991    $   649,434   $   886,380
								                              	===========    ===========   ===========

	Equipment acquisitions financed
  		by capital leases				             $   103,843    $     -       $     -
									                              ===========    ===========   ============





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        				VERTEX COMPUTER CABLE & PRODUCTS, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998, 1997 and 1996

NOTE A - BASIS OF PRESENTATION

1.   BUSINESS
Vertex Computer Cable & Products, Inc., (the "Company") operates primarily in one business segment - assembly and distribution of electronic wire, cable and related products used primarily for data communication and distribution. The principal market for the Company's products is in the United States. The consolidated financial statements include the accounts of Vertex Computer Cable & Products, Inc. and its wholly owned foreign subsidiary, Vertex UK, Ltd. which ceased operation in fiscal 1997. All significant intercompany transactions and balances have been eliminated in consolidation.

   	The Company's consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in A(2) below, on January 12, 1998, after operating as a debtor-in-possession under Chapter 11 of the federal bankruptcy laws, the Company emerged from bankruptcy and recorded an extraordinary gain on the discharge of bankruptcy debt of $5,127,967. The Company had losses before extraordinary items of $3,120,027, $5,357,930 and $4,971,706 for the years ended June 30, 1998, 1997 and 1996, respectively. At June 30, 1998, the
Company has a working capital deficiency and stockholders' deficit of $2,694,034 and $4,394,826, respectively. During fiscal 1998, the Company has been able to obtain working capital to support ongoing operations through its revolving credit agreement, loans/advances from its Chairman and Chief
Executive Officer and collateral provided to the revolving credit lenders on behalf of the Company by the Company's former (effective December 17, 1998) Chairman and Chief Executive Officer. As described in Note F-1, the availability of additional financing as of June 30, 1998 under the Company's secured revolving credit agreement is limited and due to continuing losses subsequent to June 30, 1998 may not be sufficient to fund on going working capital requirements.

The Company's continuing existence as a going concern is dependent on its ability to obtain profitable operations, generate sufficient cash flow to meet its obligations on a timely basis, comply with the terms and covenants of its financing agreement (which is currently in default) and to obtain
additional financing as may be required.   As described in Notes F and N, the
Company; (1) on July 28, 1998, refinanced its revolving credit financing agreement with a three year long-term agreement with more favorable borrowing limits, (2) on October 20, 1998, completed the sale of certain assets relating to an underutilized facility to reduce costs, and (3) on December 17, 1998, completed a business combination which provided additional working capital and a new management team with industry and distribution experience.

Currently, new management is exploring opportunities to further reduce operating costs and to obtain additional sources of working capital. However, there can be no assurances that new management will be successful in further reducing operating costs or obtaining additional sources of working capital and that the Company will be able to raise such additional financing to fund ongoing operating shortfalls or complete other plans.


NOTE A - BASIS OF PRESENTATION (CONTINUED)

2.  CHAPTER 11 BANKRUPTCY AND PLAN OF REORGANIZATION
On January 10, 1997, the Company filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the
Eastern District of New York.   As a result of the Chapter 11 proceedings on
such date, the Company petitioned to liquidate or settle liabilities for amounts other than those reflected in the June 30, 1997 balance sheet and operated as a debtor-in-possession through January 12, 1998.

On October 30, 1997, the Company's second amended plan of reorganization and disclosure statement (the "Plan") was confirmed by the United States
Bankruptcy Courts in Westbury, New York. The confirmed Plan became effective on January 12, 1998 concurrent with the Company's consummation of exit financing (Note F).

The major aspects of the Plan called for unsecured creditors with claims greater than $1,000 ("Class 7") to receive 13.5% of their claim in quarterly installments over the then next twelve months and future distributions based on cash flow (as defined) over the next five years. Unsecured creditors with claims less than $1,000 ("Class 6") received a distribution of 20% of their claim. The initial distribution payments and certain other administrative claims are guaranteed by TW Cable, LLC ("TW"). Furthermore, pursuant to the Plan, the Company's wholly-owned subsidiary, Vertex Technologies, Inc., merged into the Company, and the Company changed its name to Vertex Computer Cable & Products, Inc. On December 29, 1997, each five shares of the Company's common stock outstanding were exchanged for one share of the common stock. As a result, holders of the Company's outstanding 12,652,000 common stock shares received 2,530,400 post-bankruptcy shares. Further, the preferred shareholders who maintained voting control under the provisions of the preferred stock, exchanged such outstanding preferred stock and forgave accrued dividends. TW received 21,508,400 shares of common stock, representing 85% of the post-bankruptcy outstanding common stock and the other outside investors received 1,265,200 shares of common stock. As a result, 25.3 million of the Company's
40 million authorized shares of common stock were issued and outstanding.

The Company's liabilities subject to compromise at June 30, 1997 were recorded at the amounts which had been allowed by the Bankruptcy Court rather than the amounts which were actually settled under the Plan of Reorganization. On January 12, 1998, the Company recorded an extraordinary gain on the discharge of bankruptcy debt of $5,127,967, paid claims aggregating approximately
$64,000 relating to administrative, interest and other expenses, and recorded a liability for bankruptcy distributions due the Class 7 unsecured creditors of $780,000, which was originally payable over twelve months.

Subsequent to January 12, 1998, the unsecured creditors agreed to delay the initial payment until November 15, 1998 in exchange for a guarantee in the form of cash escrow payment by the Company's principal stockholder, TW (see Note N). The Company is currently in default of this payment, and as part of the business combination agreement signed on December 17, 1998, the Company is negotiating the release of the cash collateral to satisfy the first and second payment due the unsecured creditors (see Note N).



                                        F-9
                       VERTEX COMPUTER CABLE & PRODUCTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            June 30, 1998, 1997 and 1996


NOTE B - 	SIGNIFICANT ACCOUNTING POLICIES

1.	INVENTORIES
Inventories, consisting principally of finished goods which are purchased as components to be used in the assembly of manufactured goods, are stated at the lower of cost (first-in, first-out method) or market.

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

3.	REVENUE RECOGNITION
The Company recognizes revenue on the date the product is shipped and title passes to the customer.

4.	INCOME TAXES
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

5.	NET INCOME (LOSS) PER SHARE
In fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share. In accordance with SFAS No. 128, all comparative periods have been restated, if applicable. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock equivalents. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. All potential common shares have been excluded from the computation of diluted loss per share as their effect would be antidilutive in fiscal 1998, 1997 and 1996.

All per share amounts have been retroactively restated to reflect the one for five reverse stock split effectuated on December 29, 1997.



                                            F-10
                           VERTEX COMPUTER CABLE & PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                June 30, 1998, 1997 and 1996

NOTE B - 	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  	6.   	USE OF ESTIMATES
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

   7.  	FINANCIAL INSTRUMENTS
The Company's principal financial instruments consist of accounts receivable, accounts payable, long-term debt and subordinated debentures. As a result of the Chapter 11 reorganization, the Company believes that the fair value of its financial instruments approximates the recorded value.

   8.  	RECLASSIFICATIONS
Certain prior period amounts have been reclassified to conform to the current year presentation.

  	9.  	NEW PRONOUNCEMENT NOT YET ADOPTED
In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company's fiscal 1999 year. The statement redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not completed its evaluation of the effects that SFAS No. 131 will have on its financial reporting and disclosures.


NOTE C - INVENTORIES
Inventory consists primarily of finished goods purchased as parts/components, which are used in the assembly of manufactured goods. The Company regularly reviews its inventory for obsolete and slow-moving items, which includes reviews of inventory levels of certain product lines and an evaluation of the inventory based on changes in technology and markets. As of June 30, 1998 and 1997, the reserve for obsolete and slow-moving items was approximately $825,000 and $575,000, respectively. Inventory consists of the following at:

                                           June 30,
							                          			 1998  	      		  1997
							                        		------------	 	 -------------
			Raw materials			             	$   72,893      $     80,142
			Work in process					              14,042            46,885
			Finished goods					              944,387   		    2,654,623
           							             		------------		  -------------
			Inventories, net				          $1,031,322		    $  2,781,650
								                         =============	  =============


                           VERTEX COMPUTER CABLE & PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               June 30, 1998, 1997 and 1996

NOTE D - PROPERTY, PLANT AND EQUIPMENT, NET
	Property, plant and equipment, net, consist of the following:
             						         Asset lives                      June 30,
						                       (years)		               1998		            1997
						                       ----------	       --------------     	-------------
	Building improvements         2-5	             $    81,707       	$    72,681
	Machinery and equipment	      10	               	1,676,671        	 1,622,002
	Furniture and fixtures		     5-10	 	             1,829,527        	 1,807,132
	Vehicles			                    4	                   26,798	            26,798
                                               --------------       ------------
                                  							         3,614,703	         3,528,613
	Less accumulated depreciation
		and amortization			                            (3,141,416)	       (2,963,334)
                                               --------------       ------------
                                  							       $   473,287	        $  565,279
							                                        ==============	      ============

Depreciation and amortization of property, plant and equipment was $185,961, $296,203, and $372,351 for the years ended June 30, 1998, 1997 and 1996, respectively.


NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
   Accounts payable and accrued expenses consist of the following:

                                                	        June 30,
	                                               1998	                  1997
								                                   --------------	      --------------
	Accounts payable-trade				                   $1,340,341           $  477,624
	Accrued payroll and commissions	                133,313              179,666
	Other accrued expenses	       		                263,833              423,360
	Accrued professional fees		                     225,357	             427,000
                                           --------------       --------------
							                                       $1,962,844           $1,507,650
                    							                ==============       ==============


NOTE F - LONG-TERM DEBT
  	Long-term debt consists of the following:
                                                             June 30,
                                                    1998		            1997
							                                        --------------	  --------------
	Revolving asset-based loan (1)	      	          	$1,895,616	     	$2,253,774
	Capitalized lease obligations (2)          	        105,972	          55,179
							                                        --------------		 --------------
                          							                  2,001,588	       2,308,953
	Less current portion of long-term debt     	      1,944,469	       2,280,433
							                                        --------------  	--------------
                         							                $     57,119	   	$     28,520
							                                        ==============	 	==============
                                         F-12

                        VERTEX COMPUTER CABLE & PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            June 30, 1998, 1997 and 1996

NOTE F - LONG-TERM DEBT (CONTINUED)

1.	On February 10, 1995, the Company entered into an amended and restated
revolving credit agreement with a lending institution. Such agreement provided for a revolving credit facility with maximum availability of $10,000,000 and expiring on December 31, 1997.

As a result of the Company filing for Chapter 11 on January 10, 1997, the Company entered into a court-approved DIP financing agreement with such
lending institution.	Under the terms of the DIP credit facility, the Company
is required to pay interest at prime plus 2-3/4% and a commitment fee of 1/2% per annum on the daily unused portion of the credit. The agreement also provides for termination fees as a result of default or early termination of 1% of the maximum credit if such termination occurs before December 31, 1997.

On January 12, 1998, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with it's then current lender. The Loan Agreement replaced the Company's court approved DIP financing and extended the Company's credit facility for a 90 day period through April 12, 1998, which was subsequently extended through July 28, 1998. The Loan Agreement provides for maximum borrowings of $10,000,000 at an interest rate of prime plus 2-3/4% (11.25% per annum at June 30, 1998) with an additional commitment fee of 1/2% per annum on the daily average unused portion of the credit. Under the terms of the agreement, borrowings are limited to 75% of eligible accounts receivable (constituting those amounts outstanding 90 days or less) and 50% of eligible accounts receivable outstanding between 91 and 120 days, and 24% of regular inventory and 10% of slow moving inventory. As part of the Loan Agreement, TW provided additional cash collateral of $500,000, for an aggregate amount of $850,000, in order for the Company to fund the Plan. As of June 30, 1998, the Company had approximately $1,908,000 of availability under the facility, of which $1,896,000 was outstanding on that date. The loan is collateralized by substantially all of the assets of the Company not otherwise collateralized.

In connection with its revolving credit facility, the Company is subject to restrictive covenants which impose certain limitations with respect to the Company's incurrence of indebtedness, capital expenditures, creation or recurrence of liens, declaration or payment of dividends or other distributions, mergers, consolidations and sales or purchases of substantial assets. In general, the Company is not allowed to incur further indebtedness or create additional liens on its assets except for unsecured current liabilities incurred in the ordinary course of business or liabilities incurred in the ordinary course of business secured by purchase money security interest not to exceed an aggregate of $750,000. The Company is not allowed to make loans or investments or provide guarantees or to prepay indebtedness. The Company is prohibited from paying dividends on common stock and may not enter into a merger, consolidation or sale of all or substantially all of its assets. Additionally, the Company is required to maintain consolidated net worth as amended, to include subordinated debentures, of not less than $750,000 and to maintain consolidated working capital, defined as current assets less current liabilities and debt outstanding under the credit facility, of not less than a negative $1.5 million. As of June 30, 1998, the Company is in default of the above covenants. The creditor continued to lend under the agreement.

                           VERTEX COMPUTER CABLE & PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                June 30, 1998, 1997 and 1996

NOTE F - LONG-TERM DEBT (CONTINUED)

On July 28, 1998 the Company refinanced the revolving credit financing agreement with a financial institution. The new agreement provides for a maximum borrowing of $3,000,000 through July 31, 2000. Borrowings, at the lenders' discretion, are limited to 85% of eligible accounts receivable (constituting receivables outstanding 90 days or less), 50% of eligible accounts receivable outstanding between 91 and 120 days, 40% of eligible inventories and the lesser of $700,000 or 10% of slow moving inventory, as defined. Under the terms of the refinancing, the Company is required to pay interest at prime plus 2 1/2% but not less than $15,000 per month in minimum charges and an initial commitment fee of 1.25% and 1% per annum for the second year. The interest rate shall increase or decrease by one quarter of one percent (1/4 of 1%) per annum for each increase or decrease, respectfully of one-quarter of one percent in the prime rate, however that no decrease shall decrease the rate to less than the prime rate plus 2.50% and the minimum prime rate will be 6%. Borrowing
under the agreement is all collateralized by all assets of the Company.   The
Company is required to maintain tangible net worth (deficiency) of not more than $(750,000) and a Working Capital (deficiency) of not more than $(500,000), as defined. Subsequent to the refinancing, the Company is in violation of such covenants. The Company is currently seeking to renegotiate the affected covenants with the lender, however no assurance can be given as to whether the Company will be able to successfully amend the covenants or receive a waiver from the creditor.

2.	The Company leases its telephone system and certain warehouse equipment which is accounted for as  capital leases.  The obligation for the telephone system required the Company to make monthly payments of $1,963 through December 1997.

   The obligation for the warehouse equipment requires the Company to make monthly payments of $1,240 through May 2000.

The following is a summary of the aggregate annual maturities of long-term debt:

                          				June 30,   		  Total
                          				--------			-------------
                            				1999			    1,944,469
                          		  		2000			       51,261
                          				  2001			        5,858
                              --------   -------------
                          				 Total		    $2,001,588
                              ========   =============






                       VERTEX COMPUTER CABLE & PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           June 30, 1998, 1997 and 1996


NOTE G - SECURED SUBORDINATED DEBENTURES, PREFERRED STOCK AND WARRANTS
	         ISSUED

Under a Capitalization Agreement (the "Agreement") signed on December 1, 1995, the Company received $2,475,000 from an unaffiliated investor group ("new investors") in exchange for Secured Subordinated Debentures (the "debentures") with a principal amount of $1,237,500, 12,375 shares of Senior Redeemable Cumulative Convertible Preferred Stock ("preferred stock") with a stated value of $100 per share and warrants to purchase 19,800,000 shares of common stock (see Note H(2)). The debentures were originally due on June 19, 2001 and accrue interest at an annual rate of 2% over the published prime rate of interest, payable quarterly over the life of the bonds. Such bonds were secured by all of the assets of the Company, however, subordinate to the secured debt under the revolving asset-based loan and certain mortgage loans of the Company, which were subsequently paid in full.

The preferred stock was stated to be redeemable on December 1, 2000 for $1,237,500 in cash or common stock, based upon the lower of 70% of the fair market value of the underlying common stock on such date or $.25 per common share, at the option of the Company. The preferred stockholders were entitled to receive dividends quarterly at an annual fixed rate of 12%, the effect of which is cumulative to the extent the Company does not make such quarterly payment on the prescribed basis. On or after June 1, 1996 and through December 1, 2000, each preferred share could have been converted into common stock of the Company at a conversion rate of $.25 per share (400 common shares for each preferred share converted). Each share of preferred stock originally contained 1,500 votes of voting rights on all matters being voted on by the shareholders of the Company other than the election of directors. Additionally, the holders of the preferred stock, voting as a class, shall in each year elect seventy-five percent of the members of the Board of Directors of the Company (see Note A(2)).

The warrants to purchase common stock of the Company issued under the Agreement to the new investors were exercisable at $.125 per common share and had a term commencing June 1, 1996 and expiring December 1, 2000 for 4,950,000 of the warrants and an additional term commencing April 1, 1999 and expiring March 31, 2009 for the remaining 14,850,000 warrants (see Note H(2)). In connection with these issuance, the Company recorded a discount on the bonds payable of $185,625 and a discount on preferred stock of $185,625, representing the estimated relative fair market value of the warrants on the date of such issuance as determined by the Company, which will be recognized as interest expense and preferred stock dividends, respectively, on a straight-line basis over the 60-month term of the Agreement. Expenses of approximately $104,000 relating to various legal, accounting, consulting and other fees were incurred in connection with the Agreement, $52,000 of which has been attributed to the issuance of the debentures, which had been recorded as a deferred charge and was amortized over the 60-month term on a straight-line basis, and $52,000 of which has been attributed to the issuance of the preferred stock/warrants, which had been recorded as a direct reduction to the equity received by the Company.





                           VERTEX COMPUTER CABLE & PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 June 30, 1998, 1997 and 1996

NOTE G - SECURED SUBORDINATED DEBENTURES, PREFERRED STOCK AND WARRANTS
	         ISSUED (CONTINUED)

On March 21, 1996 and June 19, 1996, the Company received an additional $1,237,500 and $1,290,000, respectively, from the new investors and certain additional individual and institutional investors, in exchange for additional Secured Subordinated Debentures for a principal amount of $1,237,500 and $1,290,000 and warrants to purchase 24,750,000 and 25,800,000 shares of common stock of the Company, respectively (see Note H(2)). The debentures were substantially identical and pari passu with the debentures issued on December
1, 1995.  Accordingly, such debentures were originally due on June 19, 2001 and accrue interest at an annual rate of 2% over the published prime rate of interest, payable quarterly over the life of the debentures. Such debentures were secured by all of the assets of the Company, however, subordinate to the secured debt under the revolving asset-based loan and certain mortgage loans subsequently paid by the Company in full. The warrants to purchase 50,550,000 shares of common stock of the Company were exercisable at $.125 per common share and had a term commencing April 1, 1999 and expiring on March 31, 2009
(see Note H(2)).   In  addition, the exercise price for the 19,800,000
warrants issued in connection with the December 1, 1995 agreement was reduced from $.25 to $.125 per share in connection with the March financing.
The exercise of these warrants was contingent upon the authorization, by the shareholders, of additional authorized common stock. In connection with this issuance, the Company recorded a discount on the secured subordinated debentures of $247,500 and $258,000 in March and June 1996, respectively, which represents the estimated fair market value of the warrants on the date of such issuance as determined by the Company, which was recognized as interest expense on a straight-line basis over the 60-month term of the agreement to the date of filing for bankruptcy and again after emerging for the bankruptcy. Expenses of approximately $25,000 and $115,000 in March and June 1996, respectively, relating to various legal, accounting and other fees incurred in connection with the financings have been recorded as deferred charges and are being amortized over the 60-month term on a straight-line basis.

On December 20, 1996, the Company paid pro-rata to all secured subordinated debenture holders, the sum of $750,000 with the proceeds received from the closing of the sale of the Farmingdale, New York facility, as required. In addition, the Company recorded a loss on extinguishment of debt of approximately $120,000. This loss resulted from the accelerated write-off of the bond discount in conjunction with the satisfaction of the first and second mortgages.

On January 12, 1998, pursuant to the Plan (see Note A(2)) the terms of all outstanding subordinated debentures were modified to an interest rate of 8% per annum, payable semi-annually with the principal due on January 12, 2005. The subordinated debentures remain secured by all of the Company's assets subordinated to all current and future institutional loan facilities. In addition, payments on account of the subordinated debentures shall be subordinated to future cash distributions based on cash flows to the unsecured (Class 7) creditors under the Plan. TW forgave $115,000, exclusive of the related debt discount of $14,800, of the $2,423,000 in principal face amount of debentures held. The forgiveness was accounted for as a capital contribution with an adjustment to paid-in-capital.




                       VERTEX COMPUTER CABLE & PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           June 30, 1998, 1997 and 1996

NOTE G - SECURED SUBORDINATED DEBENTURES, PREFERRED STOCK AND WARRANTS
	         ISSUED (CONTINUED)

Further, pursuant with the Plan the Company's outstanding preferred stock was canceled and exchanged for common stock. The Company reclassified the preferred stock of approximately $1.1 million , which included an unamortized discount of $126,839 to common stock with a charge to paid-in-capital to reflect the par value of the common stock. Pursuant to the business combination (see Note N) TW forgave approximately $2.3 million in principal face amount of debentures.



NOTE H - OTHER EQUITY TRANSACTIONS

1.  	During the period from June 1989 to February 1996, the Company issued stock options and warrants to key employees, directors and outside consultants under various stock option plans.  In accordance with the Company's plan of reorganization, all of the outstanding stock options and warrants and related stock option plans in existence were canceled on January 12, 1998, the effective date of the Plan. The Company issued stock options in fiscal 1998 for consulting services rendered by a former diretor.

The following is a summary of stock option activity:
                                            			   					    Range of
					                                Shares             Exercise Price
		                          	   		-------------      ------------------

	Balance at July 1, 1995		           2,168,750	         $.10 -  $1.25

	Issued	                          		 1,605,000	         $.25  -  $.35

	Canceled		 	                          (93,750)	                 $.25
				                             	-------------

	Balance at June 30, 1996           	 3,680,000	        $.10  - $1.25

	Canceled / expired	                 (1,515,000)        $.25  - $1.25
			                             		--------------

	Balance at June 30, 1997           	 2,165,000	        $.10  - $1.25

	Canceled 		                         (2,165,000)	       $.10  - $1.25

	Issued			                              100,000	                 $.05
			                              	--------------
	Balance at June 30, 1998	              100,000	                 $.05
				                             	==============





	                       		VERTEX COMPUTER CABLE & PRODUCTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              June 30, 1998, 1997 and 1996


NOTE H - OTHER EQUITY TRANSACTIONS (CONTINUED)

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

The weighted average fair value of options issued in fiscal 1998 and 1996 ($.25 and $.22) was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the options issued in fiscal 1998: expected volatility of 150%; risk-free interest rate of 5.5%; and expected option life of 2 years. The weighted-average assumptions for the options issued in fiscal 1996 was as follows: expected volatility ranging from 135% to 145%; risk-free interest rates ranging from 5.38% to 5.80%; and expected option life of 3 years. The Company issued no stock options or warrants in fiscal 1997 and all options issued in fiscal 1996 were to either key employees or directors.

2.  	In connection with various debt financings which occurred from 1995 through 1996 (see Note G), the Company issued 71,868,750 common stock purchase warrants at an exercise price of $.125, of which 71,850,000
are outstanding at June 30, 1997.   In accordance with  the Company's
filed second amended plan of reorganization and disclosure statement, all the aforementioned warrants were canceled on the effective date of January 12, 1998.





	                       VERTEX COMPUTER CABLE & PRODUCTS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           June 30, 1998, 1997 and 1996

NOTE I - INCOME TAXES

As a result of the Company's fiscal 1998, 1997 and 1996 losses and inability to realize tax benefits, the Company recorded no tax benefit for the years ended June 30, 1998, 1997 and 1996.

Reconciliation between actual income tax benefit and the amount computed by applying the statutory federal income tax rate to the pre-tax loss is as follows:

			                   					      1998	               1997             1996
						                    	---------------     ---------------   ---------------
	Tax expense (benefit)
 at statutory federal
		income tax rates		     	$     692,000          $(1,862,000)     $(1,690,400)
	Permanent difference
   attributable to
   cancellation of debt
   income		                  (1,743,500)
	Respective years' net
   operating		loss not
   currently utilizable		     1,051,500            1,862,000        1,690,000
					                   			---------------     ----------------   -------------
					                  			$       -    	         $     -         	$      -
								                   ===============     ================   =============

The tax effects of temporary differences and loss carryforwards giving rise to deferred tax (assets) and liabilities are as follows:

                                                       June 30,
                                              1998                1997
						                                  ---------------     ---------------
	Net operating loss carryforwards          $(4,681,000)      $(6,003,000)
	Other deferred assets
		Allowance for bad debts	                  	  (27,000)         (127,000)
		Inventory reserves		                       	(314,000)         (219,000)
		Inventory capitalization	            	       (12,000)          (18,000)
		Other deferred assets	                    	  (18,000)          (85,000)
						                                  ---------------     ---------------
	Gross deferred tax (asset)	                (5,052,000)       (6,452,000)
	Depreciation (deferred liability)              94,000            78,000
	Other deferred costs			                        92,000           178,000
						                                  ---------------    ----------------
	Net deferred tax (asset)	                  (4,866,000)       (6,199,000)
	Deferred tax asset valuation allowance      4,866,000         6,199,000
            				                        ---------------    ----------------
	Net deferred tax asset		               $        -          $     -
						                                  ===============    ================



                          VERTEX COMPUTER CABLE & PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               June 30, 1998, 1997 and 1996


NOTE I - INCOME TAXES (CONTINUED)

The Company anticipates that for the foreseeable future it will continue to be required to provide a 100% valuation allowance for the tax benefit of its net operating loss carryforwards and temporary differences.

At June 30, 1997, the Company had a net operating loss carryforward for tax purposes of approximately $15,798,000. Such net operating losses expire through fiscal year 2012. The Company's use of this net operating loss carryforward was limited as the Company was deemed to have undergone an "ownership change", as defined in Internal Revenue Code Sec. 382, during the fiscal year's ended June 30, 1992 and June 30, 1994. Based upon the Company's estimates of fair value, approximately $1,750,000 of the Company's total net operating loss of the $15,798,000 was limited pursuant to Internal Revenue Code Sec. 382, to approximately $715,000 annually.

On January 12, 1998, the Company entered into a loan and security agreement with its then current lender (Note F) which effectuated its Plan of reorganization. As part of the Plan, the Company obtained relief in fiscal 1998 of various unsecured debt of approximately $5,127,967 and an additional
$1,850,000 of deemed cancellation of debt, for tax purposes only, attributable to TW's purchase of debentures at a discount (see Note A(2)).

The provisions of Section 108 of the Internal Revenue Code require net operating losses to be reduced by the amount of debt forgiven. The losses reduced first are the current year's operating loss followed by the reduction of the prior year's net operating loss carryforwards on a first in, first out basis. As a result of this reduction, the net operating loss carryforwards from June 1992 and June 1994 were eliminated and are no longer subject to the limitations under Internal Revenue Code Section 382.

As of June 30, 1998, the Company's net operating loss carryforward is approximately $12,317,000. The Company's future use of this net operating loss may be limited on an annual basis as the Company may be deemed to have undergone an ownership change, pursuant to Internal Revenue Code Section 382, as a result of the business combination consummated subsequent to year end (see Note N).


NOTE J - COMMITMENTS AND CONTINGENCIES

 1.	CONSULTING AGREEMENT
On January 10, 1997, the Company entered into a consulting agreement with the Company's prior Chairman of the Board of Directors and current Director to function as a consultant to Company's new President and Chairman of the Board of Directors. The term of this agreement extended through November 28, 1997 and provided for monthly consulting fees of $9,000. The consulting agreement had an option to extend the term upon the same terms and conditions for an additional period of six (6) months provided it delivers notice to the individual at least thirty days prior to expiration. The Company did not exercise its option to extend this consulting agreement. During fiscal years ended June 30, 1998 and 1997 the Company paid to this consultant approximately $45,000 and $108,000, respectively.

                         VERTEX COMPUTER CABLE & PRODUCTS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            June 30, 1998, 1997 and 1996

NOTE J - COMMITMENTS AND CONTINGENCIES (CONTINUED)


2.	LEASES
The Company's minimum annual lease commitments under noncancellable operating leases for premises at June 30, 1998 are as follows:

                   			 				        Total
			                     		      -----------
                    						1999	   $289,965
                    						2000	    198,064
                    						2001	    206,614
                    						2002	    204,352
                    						2003	     92,105
                     							     -----------
                     						       $991,100
                                 ===========

Rent expense, including related real estate taxes and other operating charges, was approximately $364,000, $697,000 and $620,000 for the years ended June 30, 1998, 1997 and 1996, respectively.


NOTE K - MAJOR CUSTOMER AND VENDORS

During fiscal 1998, one customer, a company formerly owned by the owner of TW ("Former Affiliate"), accounted for approximately 12.5% of the net sales of the Company. During fiscal 1996, one customer accounted for 11.4%, of the net sales of the Company. For the fiscal year ended June 30, 1998, two vendors accounted for 27.2 and 11.8% of the Company's purchases. For the fiscal year ended June 30, 1997, six vendors accounted for 28.6%, 13.0%, 10.5%, 10.3%, 10.2%, and 10.1% of the Company's purchases. For the year ended June 30, 1996, no vendor accounted for more than 10.0% of the Company's purchases. Although the Company believes that it may be able to obtain competitive products of comparable quality from other suppliers, the loss of certain suppliers could have an adverse impact on operations.


NOTE L  - EMPLOYEE PENSION PLAN

The Company participates in a multi-employer, union-sponsored pension plan covering all union employees pursuant to a negotiated labor contract. Pension expense for the defined contribution plan for the years ended June 30, 1998, 1997 and 1996 was $25,000, $41,000 and $48,000, respectively. In the event of the Company's withdrawal from the multi-employer, union-sponsored plan, the Company could be liable for a portion of the plan's underfunding, if any.





                      VERTEX COMPUTER CABLE & PRODUCTS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           June 30, 1998, 1997 and 1996


NOTE M - RELATED PARTY TRANSACTIONS

On January 10, 1997, TW, whose owner is a director of the Company and was Chairman and Chief Executive Officer from May 29, 1997 through December 17, 1998, concluded a transaction with the holders of the Company's preferred stock and subordinated debentures pursuant to the terms of a certain Securities Purchase Agreement (the "Securities Purchase Agreement"). As a result of that transaction, TW acquired all of the issued and outstanding preferred stock (12,375 shares) and $2,615,000 principal face amount of debentures, together with warrants to purchase 53,530,000 shares of common stock (see Note G) .

On May 7, 1997, the Company entered into an agreement (the "Asset Purchase Agreement") that was subject to Bankruptcy Court approval, with TW, pursuant to which TW would acquire the Company's distribution business products lines and all of its assets used in connection therewith for $500,000. In addition, the Asset Purchase Agreement entitled TW to purchase approximately $1,500,000 of the Company's distribution inventory for an amount equal to 82.5% of the book value over the next twelve months. Pursuant to the Asset Purchase Agreement, TW agreed to assume certain leases of the Company. On June 26, 1997, the closing of the Asset Purchase Agreement took place. TW assumed three (3) locations, including all employees of these locations.

On the closing date all rights under the Asset Purchase Agreement were assigned to the Former Affiliate, in settlement of advances to TW. At June 30, 1998, the Company has an amount owed from the Former Affiliate of approximately $301,000 for purchase of material and a liability to the Former Affiliate of approximately $460,000 for material purchases and other expenses charged, which amounts are included in accounts receivable and accounts payable, respectively. As of June 30, 1997, the Company was owed approximately $86,000 from the Former Affiliate for their purchase of material and had a liability to the Former Affiliate of approximately $520,000, which includes approximately $337,000 for material purchases and approximately $183,000 for administrative expenses, which is included in accounts payable and accrued expenses.

In 1997, the Company entered into a sublease agreement with the Former Affiliate
for the Farmingdale, NY facility.   The sublease is for a term of two years and
the Company pays monthly rent to the Former Affiliate of approximately $8,500. During fiscal 1998 and 1997, the Company was charged $102,000 and $34,000, respectively in rent by the Former Affiliate.

On January 12, 1998, pursuant to an Exchange Offer, between TW and holders of another $400,000 debentures, TW purchased $307,367 in principal face amount of debentures for cash and for common stock of the Company held.

During fiscal 1998, TW or its shareholder loaned the Company, with no interest, approximately $130,000. In addition, the shareholder assumed certain advances made by the Former Affiliate for administrative expenses paid on behalf of the Company during fiscal 1998 and 1997. In connection with the business combination subsequent on December 17, 1998 approximately $280,000 of such amounts were forgiven.

                       VERTEX COMPUTER CABLE & PRODUCTS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           June 30, 1998, 1997 and 1996


NOTE N  - SUBSEQUENT EVENTS

On October 20, 1998, the Company entered into a Purchase and Sale of Assets agreement the ("Sale Agreement") whereby the Company sold certain assets, principally inventory and fixed assets, of its Maryland facility to an unrelated party for $200,000. In connection to the Sale Agreement, the Company agreed to sublease the aforementioned facility to the purchaser under the terms of the Company's lease, subject to cancellation with thirty days notice to the Company. Upon notice of cancellation, the purchaser shall bear fifty percent (50%) of the net loss, if any, resulting from the vacancy of the building. Further, in connection with the Sale Agreement, the Company agreed to 1)
grant the purchaser the use of the "Vertex" name through April 30, 1999 and 2) grant non-compete arrangements, as defined.

On December 17, 1998, the Company entered into an agreement with DataWorld Solutions, Inc., its principal shareholders, Daniel McPhee and Christopher Francis, TW Cable, LLC. and Edward Goodstein, the Company's then chairman
and principal shareholder.   Pursuant to the agreement, (i) Vertex acquired
all the outstanding shares of Dataworld in exchange for the issuance of 1,500,000 shares of the Company's common stock (ii) TW forgave approximately $2,300,000 of secured subordinated debt and all accrued interest relating thereto, (iii) TW forgave $280,000 of the indebtedness, contributed
$400,000 cash and arranged for approximately $400,000 of TW funds held in escrow for the benefit of Vertex's creditors to be released to such creditors as payment on behalf of Vertex in exchange for 6,000 shares of the Company's newly issued $6 Senior Cumulative Convertible Preferred Stock having a stated value of $100 per share, and (iv) Messrs. McPhee and Francis purchased 17,000,000 shares of the Company's common stock from TW for $200,000. As a result of the above, Messrs. McPhee and Francis collectively own approximately 69% of the Company's common stock and effective December 18, 1998 Messrs. McPhee and Francis became the Company's Chief Executive Officer and Chief Operating Officer, respectively.








                      VERTEX COMPUTER CABLE & PRODUCTS, INC.
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


						                                  Additions
						                      Balance,	   charged to	                Balance,
						                      beginning	  costs and	                  end of
				Description		            of year	    expenses     Deductions     year
-------------------------  ------------ -----------  ------------	 ---------
Year ended June 30, 1998:
	Allowance for doubtful
   accounts                  $241,000    $  15,000    $193,000(A)  $  63,000

	Allowance for slow-moving
		and obsolete inventories   $575,000   	$ 250,000                  $825,000

Year ended June 30, 1997:
	Allowance for doubtful
  accounts                   $221,000    $ 285,000    $265,000(A)   $241,000

	Allowance for slow-moving
		and obsolete inventories   $575,000	                	             $575,000


Year ended June 30, 1996:
	Allowance for doubtful
   accounts                  $154,000     $ 67,000	                 $221,000

	Allowance for slow-moving
		and obsolete inventories   $535,000	    $ 40,000	                 $575,000



(A)  Net write-offs of uncollectible amounts.







                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of February 1999.

		VERTEX COMPUTER CABLE & PRODUCTS, INC.
		By:	/s/   Daniel McPhee
				---------------------------
   				Daniel McPhee,
			    Chief Executive Officer


		By:	/s/   Nicholas T. Hutzel
				---------------------------
  				Nicholas T. Hutzel,
		  		Vice President & Controller































Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 16, 1999 by the following persons in the capacities indicated:


/s/ Daniel McPhee                  Chief Executive Officer
--------------------------
Daniel McPhee


/s/ Edward Goodstein                Director
---------------------------
Edward Goodstein


/s/ Albert Roth                     Director
---------------------------
Albert Roth


/s/ Nicholas T. Hutzel              Vice President & Controller
---------------------------
Nicholas T. Hutzel