Form 10QSB
period 1998-09-30
VERTEX COMPUTER CABLE & PRODUCTS INC
filed 1999-02-17
CIK 798438

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB


           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For The Quarterly Period Ended September 30, 1998
                       Commission File Number 33-7693

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

Indicate by check mark whetherthe registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                Yes   x      No


On February 10, 1999, 26,824,000 shares of common stock, $.10 par value were outstanding.






Note: This is Page 1 of a document consisting of 12 pages.








                    VERTEX COMPUTER CABLE & PRODUCTS, INC.
	                          TABLE OF CONTENTS





                                                                        PAGE

PART I: FINANCIAL INFORMATION


ITEM 1: UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


  Balance Sheets - September 30, 1998 and June 30, 1998.............     3

  Statements of Operations - Three Months Ended
    September 30, 1998 and 1997.....................................     4

  Statements of Cash Flows - Three Months Ended
    September 30, 1998 and 1997.....................................     5


  Notes to Condensed Consolidated Financial Statements...............   6-8



ITEM 2: Management's Discussion and Analysis of Financial Condition
  and Results of Operations..........................................  9-10


PART II- OTHER INFORMATION...........................................    11



SIGNATURES...........................................................    12





                                  -2-

                   VERTEX COMPUTER CABLE & PRODUCTS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)

	                                           September 30,      June 30,
                                                 1998             1998
                                            -------------      ------------
ASSETS
CURRENT ASSETS:
  Cash....................................... $    32,659      $    38,680
  Accounts receivable, net of allowance
    for doubtful accounts of $64,000 and
    $63,000 as of September 30, 1998 and
    June 30, 1998, respectively..............     813,472        1,222,400
  Inventories, net...........................   1,042,695        1,031,322
  Prepaid expenses and other current
    assets............................ ......      88,757           83,381
                                             ------------      ------------
  TOTAL CURRENT ASSETS.......................   1,977,583        2,375,783

PROPERTY, PLANT AND EQUIPMENT, net...........     438,847          473,287

DEFERRED CHARGES AND OTHER ASSETS............      36,290           40,947
                                              ------------     ------------
TOTAL ASSETS................................. $ 2,452,720      $ 2,890,017
                                              ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
  Current portion of long-term debt.......... $ 2,141,192      $ 1,944,469
  Accounts payable and accrued expenses......   1,924,643        1,962,844
  Bankruptcy distributions payable...........     780,000          780,000
  Due to affiliate...........................     420,004          382,504
                                              ------------     ------------
  		TOTAL CURRENT LIABILITIES ...............   5,265,839        5,069,817

LONG-TERM DEBT, NET OF CURRENT PORTION.......      44,352           57,119

SECURED SUBORDINATED DEBENTURES, net.........   2,167,216        2,157,907

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock, par value $.10 per share;
    authorized 40,000,000 shares; issued
    and outstanding 25,324,000 and 25,304,000
    shares, respectively............. .......   2,532,400        2,530,400
  Paid-in capital............................   9,386,887        9,386,887
  Accumulated Deficit........................ (16,943,974)     (16,312,113)
                                              ------------     ------------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)      (5,024,687)      (4,394,826)
                                              ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)........................ $ 2,452,720      $ 2,890,017
                                              ============     ============




  The accompanying notes are an integral part of these financial statements.

                                   -3-

                   VERTEX COMPUTER CABLE & PRODUCTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                   Three Months Ended
                                                      September 30,
                                                   1998           1997
                                               ------------   ------------
Net sales....................................  $ 1,654,509    $ 2,303,628

Cost of goods sold...........................    1,468,260      2,084,430
                                               ------------   ------------
Gross profit ................................      186,249        219,198

Selling, general and administrative expenses.      706,160        724,318

Interest expense.............................      111,950         90,017

Chapter 11 Reorganization related expenses...         -            41,451
                                               -------------  ------------

Net (loss) attributable to common stock......  $  (631,861)   $  (636,588)
                                               =============  =============


Basic and diluted (loss) per share


Basis and diluted loss per share.............  $      (.02)   $      (.05)
                                               ============   ============

Weighted average number of common shares
 outstanding - basic and diluted.............   25,304,000      2,530,400
                                               ============   ============




The accompanying notes are an integral part of these financial statements.
                                     -4-


                     VERTEX COMPUTER CABLE & PRODUCTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                         Three Months Ended
                                                           September 30,
                                                         1998           1997
                                                    ----------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) attributable to common stock............   $ (631,861) $   (636,588)
Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
    Depreciation and amortization..................       43,749        83,463
    Stock issed as compensation....................        2,000          -
Change in operating assets and liabilities:
    Decrease in accounts receivable................      408,928       589,341
    (Increase) decrease in inventories.............      (11,373)      530,102
    (Increase) in prepaid expenses and other
      current assets...............................       (5,376)      (46,624)
    Decrease in other assets.......................        4,657        53,262
	  (Decrease) increase in accounts payable and
      accrued expenses.............................      (38,202)       14,453
                                                     ------------  -----------
  Net cash provided by (used in) operating
    activities.....................................     (227,478)      587,409
                                                     ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures............................          -             (7,026)
                                                     ------------  ------------
  Net cash (used in) provided by investing
   activities......................................         -           (7,026)
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under debt and loan agreements.........    1,955,485     2,060,085
 Loan proceeds from affilate.......................       37,500          -
 Debt repayments...................................   (1,771,528)   (2,726,057)
                                                     -------------  -----------
Net cash provided by (used in) financing
  activities.......................................      221,457      (665,972)
                                                     -------------  -----------
Effect of exchange rate changes on cash............         -             -
                                                     -------------  -----------
NET (DECREASE) IN CASH.............................       (6,021)      (85,589)

CASH at beginning of period........................       38,680       194,462
                                                     -------------  -----------
CASH at end of period..............................  $    32,659   $   108,873
                                                     ============= ============
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                         $    54,433   $    61,446
                                                     ============= ============




	The accompanying notes are an integral part of these financial statements.
                                     -5-


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

The condensed consolidated balance sheet as of September 30, 1998 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the three months ended September 30, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and changes in cash flows at September 30, 1998 and for all periods presented have been made. Results of operations for the three months ended September 30, 1998 are not necessarily indicative of results of operations that may be expected for the year ending June 30, 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

On January 10, 1997 the Company filed petitions for relief under Chapter 11 of the federal bankruptcy laws. The Company operated as a debtor-in-possession through January 12, 1998.

2. 	INVENTORIES

Inventory consists principally for products held for sale. The Company regularly reviews its inventory for obsolete and slow-moving items which includes reviews of inventory levels of certain product lines and an evaluation of the inventory based on changes in technology and markets. As of September 30, 1998 and June 30, 1998, the reserve was approximately $704,000 and $825,000, respectively.

			                           September 30,       June 30,
	   	           	                1998             1998
                              -------------    ------------
			Raw Materials	             $    62,855       $   72,893
			Work in Process	                26,707           14,042
			Finished Goods	                953,133          944,387
                              -------------    ------------
	 		Inventories, net	          $1,042,695       $1,031,322
                              =============    ============

                  VERTEX COMPUTER CABLE & PRODUCTS, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. LONG-TERM DEBT

	Long-term debt consists of the following:           September 30,   June 30,
                                                        1998          1998
                                                     ------------  -----------
      Revolving asset-based loan (a)..............   $ 2,091,465   $1,895,616
      Capitalized lease obligations (b)...........        94,079      105,972
                                                     -----------   -----------
                                                       2,185,544    2,001,588
      Less current portion of long-term debt......     2,141,192    1,944,469
                                                     -----------   -----------
                                                     $    44,352   $   57,119
                                                     ===========   ===========
a. On July 28, 1998 the Company refinanced the revolving credit financing agreement with a financial institution.  The new agreement provides for a maximum borrowing of $3,000,000 through July 31, 2000.  Borrowings, at the lenders' discretion, are limited to 85% of eligible accounts receivable
   (constituting receivables outstanding 90 days or less), 50% of eligible accounts receivable outstanding between 91 and 120 days, 40% of eligible inventories and the lesser of $700,000 or 10% of slow moving inventory, as defined.  Under the terms of the refinancing, the Company is required to pay interest at prime plus 2 1/2% but not less than $15,000 per month in minimum charges and an initial commitment fee of 1.25% and 1% per annum for the second year. The interest rate shall increase or decrease by one quarter of one percent (1/4 of 1%) per annum for each increase or decrease, respectfully of one-quarter of one percent in the prime rate, however that no decrease shall decrease the rate to less than the prime rate plus 2.50% and the minimum prime rate will be 6%.  Borrowing under the agreement is all collateralized by all assets of the Company.  In connection with the revolving credit financing agreement, an affiliate has placed
   $1,268,000 in escrow on behalf of the Company as additional collateral under the agreement.  The Company is required to maintain tangible net worth,
   (deficiency) of not more than $(750,000) and a Working Capital (deficiency)
   of not more than $(500,000), as defined.  Subsequent to the refinancing, the
   Company is in violation of such covenants. The Company is currently seeking to renegotiate the affected covenents with the lender, however no assurance can be given as to whether the Company will be able to successfully amend the covenants or receive a waiver from the creditor.


4. SUBSEQUENT EVENTS

On October 20, 1998, the Company entered into a Purchase and Sale of Assets agreement (the "Sale Agreement") whereby the Company sold certain assets, principally inventory and fixed assets, of its Maryland facility to an unrelated party for $200,000. In connectionto the Sale Agreement, the Company agreed to sublease the aforementioned facility to the purchaser under the terms of the Company's lease, subject to cancellation with thirty days notice to the Company. Upon notice of cancellation, the purchaser shall bear fifty percent (50%) of the net loss, if any, resulting from the vacancy of the building. Further, in connection with the Sale Agreement, the Company agreed to 1) grant the purchaser the use of the "Vertex" name through April 30, 1999 and 2) grant non-compete arrangements, as defined. Subsequent to October 20, 1998 the purchaser cancelled the sublease and the Company is currently pursuing a new sublease tenant.

On December 17, 1998, the Company entered into an agreement with DataWorld Solutions, Inc. ("DataWorld"), a distributor of connectivity products, DataWorld's principal shareholders, Daniel McPhee and Christopher Francis, TW Cable, LLC. and Edward Goodstein, the Company's then Chairman and principal shareholder. Pursuant to the agreement, (i) Vertex acquired all the outstanding shares of DataWorld in exchange for the issuance of 1,500,000 shares of the Company's common stock (ii) TW forgave approximately $2,300,000 in principal face amount of secured subordinated debt and all accrued interest relating thereto, (iii) TW forgave $280,000 of indebtedness, contributed $400,000 cash and arranged for approximately $400,000 of TW funds held in escrow for the benefit of Vertex's creditors to be released to such creditors as payment on behalf of Vertex in exchange for Convertible Preferred Stock having a stated value of $100 per share, and (iv) Messrs. McPhee and Francis purchased 17,000,000 shares of the Company's common stock from TW for $200,000. As a result of the above, Messrs. McPhee and Francis collectively own approximately 69% of the Company's common stock and effective December 18, 1998 Messrs. McPhee and Francis became the Company's Chief Executive Officer and Chief Operating Officer, respectively.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations
----------------------
Quarter Ended September 30, 1998 and 1997
-----------------------------------------
Net sales for the quarter ended September 30, 1998 decreased $649,000 or 28.2% to $1,655,000 compared to $2,304,000 for the quarter ended September 30, 1998. The decrease is primarily a result of the Company's inability to purchase product, due to the Company's lack of working capital and available financing.

Gross profit for the quarter ended September 30, 1998 decreased $33,000 or 15.1% to $186,000 from $219,000 for the quarter ended September 30, 1997. Gross profit as a percentage was 11.2% for the quarter ended September 30, 1998 compared to 9.5% for the quarter ended September 30, 1997. The decrease in gross profit is due to the decrease in sales and underutilization of manufacturing facilities.

Selling, general and administrative expenses decreased $18,000 or 2.5% to $706,000 for the quarter ended September 30, 1998 from $724,000 for the quarter ended September 30, 1997.

Interest expense increased $22,000 or 24.4% to $112,000 for the quarter ended September 30, 1998 from $90,000 for the quarter ended September 30, 1997. This increase is due to the increased borrowing levels of the Company's credit facility.


Liquidity and Financial Condition
---------------------------------
As of September 30, 1998
------------------------
Current assets have decreased $398,000 or 16.8% to $1,978,000 at September
30, 1998 from $2,376,000 at June 30, 1998. This decrease resulted primarily from a decrease in accounts receivable attributed to the lower sales. The Company had net working capital deficiency of $3,288,000 at September 30, 1998, as compared to a net working capital deficiency of $2,694,000 at June
30, 1998. This increase in the deficiency of $594,000 is primarily due to the cash used in operations and the loss incurred. Total borrowings outstanding were $4,352,000 at September 30, 1998 as compared to $4,159,000 at June 30, 1998. The increase was mainly due to the Company increasing the amount outstanding under the Company's revolving credit facility by approximately $195,000.

The Company's continuing existence as a going concern is dependent on its ability to obtain profitable operations, generate sufficient cash-flow to meet its obligations on a timely basis, comply with the terms and covenants of its financing agreement (which is currently in default) and to obtain additional financing as may be required. As described in Note 4, (1) on October 20, 1998, complete the sale of certain assets relating to an underutilized facility to reduce costs, and (2) on December 17, 1998, completed a business combination which provided additional working capital and new management team with industry and distribution experience.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Financial Condition
---------------------------------
As of September 30, 1998 - Continued
------------------------------------

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

In addition, the Company has inquired with its major suppliers, including insight about their progress in indentifying and addressing problems related to the Year 2000. The Company is currently unable to determine the extent to which the Year 2000 issues will affect its suppliers, or the extent to which it would be vulnerable to the suppliers' failure to remediate any of their Year 2000 problems. Although no assurance can be given, the Company believes that Year 2000 problems will not be significant.

                           PART II- OTHER INFORMATION




Item 1. Legal Proceedings

								NONE


Item 2. Changes in Securities and Use of Proceeds

        NONE


Item 3. Defaults Upon Senior Securities

        See Note 3 (a) to the condensed financial statements


Item 4. Submission of Matters to a Vote of Security Holders

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



                              Vertex Computer Cable & Products, Inc.

	                             By: /s/ Daniel McPhee
                                  -----------------------
	                                 Chief Executive Officer

	                             By: /s/ Nicholas T. Hutzel
                                  -----------------------
                                  V.P.  & Controller




Dated: February 17, 1999