Form 10QSB
period 1998-12-31
VERTEX COMPUTER CABLE & PRODUCTS INC
filed 1999-07-02
CIK 798438

SECURITIES AND EXCHANGE COMMISSION
     Washington, DC  20549


        FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 1998
Commission File Number 33-7693

___________________________________________________________________________

DATAWORLD SOLUTIONS, INC.
(FORMERLY VERTEX COMPUTER CABLE & PRODUCTS, INC.)
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

                                Yes   _X          No _______



On June 1, 1999, 26,824,000 shares of common stock, $.10 par value were outstanding.






Note: This is Page 1 of a document consisting of 18 pages.

          DATAWORLD SOLUTIONS, INC.
(FORMERLY VERTEX COMPUTER CABLE & PRODUCTS, INC.)
        	   TABLE OF CONTENTS





                                                                        PAGE

PART I: FINANCIAL INFORMATION


ITEM 1: UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


  Balance Sheet - December 31, 1998 ................................     3

  Statement of Operations - Three Months Ended
    December 31, 1998 ..............................................     4

  Statement of Operations - Six Months Ended
    December 31, 1998 ..............................................     5

  Statement of Changes in Stockholders' (Deficiency) for
    the Six months ended December 31, 1998 .........................     6

Statement of Cash flows for the Six months ended
    December 31, 1998...............................................     7

  Notes to Condensed Consolidated Financial Statements..............   8-12



ITEM 2: Management's Discussion and Analysis of Financial Condition
  and Results of Operations.......................................... 13-16


PART II- OTHER INFORMATION...........................................    17



SIGNATURES...........................................................    18







           DATAWORLD SOLUTIONS, INC.
(FORMERLY VERTEX COMPUTER CABLE & PRODUCTS, INC.)
    CONDENSED CONSOLIDATED BALANCE SHEETS
                (UNAUDITED)
	                                                     December 31,
                                                          1998
ASSETS                                                ------------
CURRENT ASSETS:
  Accounts receivable, net of allowance
   for doubtful accounts of $68,000.................. $ 1,614,927
  Inventories, net...................................   1,052,211
  Prepaid expenses and other current assets..........     102,972
                                                      ------------
  TOTAL CURRENT ASSETS...............................   2,770,110

PROPERTY, PLANT AND EQUIPMENT, net...................     373,621

Goodwill ............................................   3,615,854

DEFERRED CHARGES AND OTHER ASSETS....................      36,290
                                                      ------------
TOTAL ASSETS......................................... $ 6,795,875
                                                      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Cash overdraft..................................... $   122,489
  Current portion of long-term debt..................   2,665,030
	Current portion due to affiliate....................      66,666
  Accounts payable and accrued expenses..............   2,461,554
  Bankruptcy distributions payable...................     391,000
                                                      ------------
	TOTAL CURRENT LIABILITIES ..........................   5,706,739

DUE TO AFFILIATE.....................................     103,643

LONG-TERM DEBT, NET OF CURRENT PORTION...............      31,350

SECURED SUBORDINATED DEBENTURES, net.................      83,993

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Redeemable, cumulative, Convertible, preferred
    stock, stated value $100 per share;
	  authorized, 5,000,000 shares; 6,000 issued
    and outstanding..................................     600,000
  Common stock, par value $.10 per share;
    authorized 40,000,000 shares; issued
    and outstanding 26,824,000 ......................   2,682,400
  Accumulated Deficit................................  (2,412,250)
                                                      ------------
 TOTAL STOCKHOLDERS' EQUITY                               870,150
                                                      ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY............................................. $ 6,795,875
                                                      ============




The accompanying notes are an integral part of these financial statements.

         DATAWORLD SOLUTIONS, INC.
(FORMERLY VERTEX COMPUTER CABLE & PRODUCTS, INC.)
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Unaudited)

                                                   Three Months Ended
        			                                            December 31,
                                                          1998
                                                      (see Note 2)
                                                  -------------------
Net sales..........................................  $ 1,104,415

Cost of goods sold.................................      906,646
                                                     ------------
Gross profit ......................................      197,769

Selling, general and administrative expenses.......      446,324
                                                     ------------
Loss before interest and income taxes..............     (248,555)

Interest expense...................................       40,915
                                                     ------------
Loss before income taxes...........................     (289,470)

Income taxes ......................................       11,686
                                                     ------------

Net loss attributable to common stockholders ......  $  (301,156)
                                                     ============


Basic loss per share


Basis loss per share...............................  $      (.01)
                                                     ============

Weighted average number of common shares
 outstanding - basic...............................    26,824,000
                                                     ============









The accompanying notes are an integral part of these financial statements.

         DATAWORLD SOLUTIONS, INC.
(FORMERLY VERTEX COMPUTER CABLE & PRODUCTS, INC.)
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited)

                                                    Six Months Ended
                                       											     December 31,
                                                          1998
                                                      (see Note 2)
                                                  -------------------
Net sales..........................................  $ 1,444,199

Cost of goods sold.................................    1,095,565
                                                     ------------
Gross profit ......................................      348,634

Selling, general and administrative expenses.......      603,645

Aborted offering and acquisition costs.............       36,532
                                                     ------------
Loss before interest and income taxes..............     (291,543)

Interest expense...................................       40,915
                                                     ------------
Loss before income taxes...........................     (332,458)

Income taxes.......................................       13,162
                                                     ------------
Net Loss attributable to common stockholders.......  $  (345,620)
                                                     ============


Basic loss per share


Basic loss per share..............................  $       (.01)
                                                    =============

Weighted average number of common shares
 outstanding - basic..............................    26,824,000
                                                    =============









The accompanying notes are an integral part of these financial statements.

          DATAWORLD SOLUTIONS, INC.
(FORMERLY VERTEX COMPUTER CABLE & PRODUCTS, INC.)
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
    STOCKHOLDERS EQUITY (DEFICIENCY)
              (Unaudited)


                                                  													   		                       Total
                        Pre-   Preferred               Common       Paid-                  stock-
                       ferred   stock      Common      stock         in       Retained     holder's
                       shares   amount     shares      amount      capital    earnings     equity
                       ------  --------  ----------  -----------  --------   -----------  ---------
Balance July 1, 1998    -0-   $  -0-     4,000,000   $   4,000    $ 16,000   $   38,164   $  58,164

Net loss attributable
 to common stock-
 holder's                                                                      (345,620)   (345,620)

Issuance of preferred
 stock                 6,000   600,000                                                      600,000

Effect of shares issued
 and exchanged in
 connection with the
 acquisition of vertex                  14,500,000   1,846,000     (16,000)  (2,104,794)   (274,794)

As adjusted in conn-
 ection with the
 merger with Vertex                      8,324,000     832,400                              832,400
                       ------  --------  ----------  -----------  --------   -----------  ----------

Balance December 31,
 1998                  6,000  $600,000  26,824,000  $2,682,400   $  -0-     $(2,412,250)  $ 870,150
                      ======= ========  ==========  ==========   ========   ============  ==========









The accompanying notes are an integral part of these financial statements.

         DATAWORLD SOLUTIONS, INC.
(FORMERLY VERTEX COMPUTER CABLE & PRODUCTS, INC.)
 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
              (Unaudited)

                                       									            Six Months
										                                                     Ended
									                                                   December 31,
										                                                      1998
                                                           (see Note 2)
					 			                                                -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss..................................................   $(345,620)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation and amortization.........................     12,804
Change in operating assets and liabilities:
     (Increase) in accounts receivable.....................   (515,496)
     (Increase) in inventories.............................   (167,720)
     Decrease in other assets..............................     18,904
     Increase in accounts payable and
       accrued expenses....................................    357,955
                                                             ----------
Net cash used in operating activities......................   (639,173)
                                                             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Vertex, net...............................    (74,795)
                                                             ----------
Net cash used in investing activities......................    (74,795)
                                                             ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under debt and loan agreements............    212,660
  Proceeds from issuance of preferred stock................    400,000
  Cash overdraft...........................................     81,308
                                                             ----------
Net cash provided by financing activities..................    693,968
                                                             ----------
NET DECREASE IN CASH.......................................    (20,000)

CASH at beginning of period................................     20,000
                                                             ----------
CASH at end of period......................................  $    -0-
					  			                                                   ==========

Supplemental disclosure of cash flow information:
  Cash paid for:
     Interest..............................................  $  37,812
                                                 									   ==========









The accompanying notes are an integral part of these financial statements.

          DATAWORLD SOLUTIONS, INC.
(FORMERLY VERTEX COMPUTER CABLE & PRODUCTS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. 	BASIS OF PRESENTATION
DataWorld Solutions, Inc. (formerly Vertex Computer Cable & Products, Inc.), operates primarily in one business segment - assembly and distribution of electronic wire, cable and related products used primarily for data communication and distribution. The principal market for the Company's products is in the United States.

The condensed consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations and changes in stockholders' deficiency for the six months ended December 31, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and changes in cash flows at December 30, 1998 and for all periods presented have been made.

The condensed statements of income include the operations of DataWorld Solutions, Inc. ("DataWorld") for the three and six month periods ended December 31, 1998. The results of operations of Vertex Computer Cable & Products, Inc. ("Vertex") have been included in the condensed results of operations since the date of the merger (see Note 2). Results of operations for the six months ended December 31, 1998 are not necessarily indicative of results of operations that may be expected for the year ending June 30, 1999. Information as to Vertex's significant accounting policies and certain other information pertaining to Vertex should be obtained from Vertex's historical financial reports including it's Annual Report on Form 10-K for the year ended June 30, 1998. DataWorld's significant accounting policies are not materially different from those of Vertex's. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

2.	MERGER
On December 17, 1998, the Company entered into an agreement with (1) DataWorld, a privately held distributor of connectivity products, Whose principal shareholders, where Daniel McPhee and Christopher Francis, and (2) TW Cable, LLC. ("TW") and Edward Goodstein, the Company's then chairman and principal shareholder. Pursuant to the agreement, (i)
Vertex acquired all the outstanding shares of Dataworld in exchange for the issuance of 1,500,000 shares of the Company's common stock
(ii) TW forgave approximately $2,300,000 in principal face amount of secured subordinated debt and all accrued interest relating thereto,
(iii) TW forgave $280,000 of indebtedness, contributed $400,000 cash and arranged for approximately $400,000 of TW funds held in escrow for the benefit of Vertex's creditors to be released to such creditors as payment on behalf of Vertex in exchange for 6,000 shares of the Company's newly issued $6 Senior Cumulative Convertible Preferred
Stock having a stated value of $100 per share, and (iv) Messrs. McPhee and Francis purchased 17,000,000 shares of the Company's common stock from TW for $200,000. As a result of the above, Messrs. McPhee and Francis collectively own approximately 69% of the Company's common stock and effective December 18, 1998 Messrs. McPhee and Francis became the Company's Chief Executive Officer and Chief Operating
Officer, respectively. Mr.McPhee became Chairman of the Board of Directors as a result of DataWorld's purchase of the Vertex shares.

2. 	MERGER (CONTINUED)
The merger was accounted for under the purchase method of accounting as a reverse acquisition of Vertex by DataWorld. Accordingly, the assets acquired and liabilities assumed of Vertex were recorded at their estimated fair values of approximately $2,275,000 and $5,058,000, respectively. On the date of the merger the fair value of Vertex's liabilities (after considering the above mentioned forgiveness and capital contributions) exceeded the fair value of net assets by approximately $2,783,000. The condensed consolidated statements of operations for the three month and six month periods ended December 31, 1998 and the condensed consolidated statement of cash flows for the six month period ended December 31, 1998 reflect financial information of DataWorld and include the financial results of Vertex for the period December 18-31, 1998. Pro-forma financial results as defined below, are presented in these notes and in Management's Discussion and Analysis section, as if DataWorld and Vertex had been combined as of the beginning of the applicable period involved. This pro-forma information does not purport to be indicative of what would have occurred had the acquisition, in fact, occurred on the beginning date of the applicable period involved nor of results that may occur in the future.

The following table summarizes the assets acquired and liabilities assumed from Vertex:

Current Assets            $(1,854,977)
Fixed Assets                 (383,322)
Other Assets                  (36,290)
Liabilities assumed         5,058,043
Deemed common stock
   issued                     832,400
                          ------------
Goodwill	             			 $ 3,615,854
	 					                   ============

The unaudited consolidated statement of operations on a pro-forma basis have been presented below as though Vertex had been acquired as of the beginning of July, 1998. This pro-forma information does not purport to be indicative of what would have occurred had the acquisition been made as of July 1, 1998 or of results which may occur in the future.

                          								Six-Month Period Ended
										                          December 31, 1998
										                        ----------------------
		Net sales						                    $ 4,085,000
		Cost of goods sold             			   3,559,000
		Gross Profit				                 	 $   526,000
											                          ============
		Net loss attributable
    to common stock			             	 $(1,531,000)
											                          ============

		Basic loss per share 	          		 $      (.06)
											                          ============

3. 	INVENTORIES
Inventory consists principally for products held for sale. The Company regularly reviews its inventory for obsolete and slow-moving items which includes reviews of inventory levels of certain product lines and an evaluation of the inventory based on changes in technology and markets. As of December 31, 1998, the reserve was approximately $705,000.
  			                           December 31,
  	   	           	                1998
                              ---------------
			Raw Materials	               $   32,772
			Work in Process	                 25,049
			Finished Goods	                 994,390
                              ---------------
			Inventories, net 	           $1,052,211
                              ===============

         	DATAWORLD SOLUTIONS, INC.
(FORMERLY VERTEX COMPUTER CABLE & PRODUCTS, INC.)
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4. LONG-TERM DEBT

Long-term debt consists of the following:            December 31,
                                                         1998
                                                    -------------
      Revolving asset-based loan (a)..............   $ 2,614,404
      Capitalized lease obligations (b)...........       117,660
                                                    -------------
                                                       2,696,380
      Less current portion of long-term debt......     2,665,030
                                                    -------------
                                                     $    31,350
                                                    =============

a. On July 28, 1998 the Company enter into a financing agreement ("Agreement") with a financial institution. The Agreement provides for a maximum borrowing of $3,000,000 through May 31, 2001. Total borrowings are limited to 85% of eligible accounts receivable (constituting those amounts outstanding 90 days or less) and 50% of eligible accounts receivable outstanding between 91 and 120 days, and 40% of regular inventories and 10% of slow moving inventory. Under the terms of the July 28, 1998 financing, the Company is required to pay interest at prime plus 2 1/2% and an initial commitment fee of 1.25% and 1% per annum for the second and third year. Additionally, the Company is required to maintain tangible net worth, (the aggregate amount of all assets, less intangible assets, of the Company less the aggregate amount of all liabilities of the Company excluding subordinated liabilities to Lender) not less than $(750,000) and Working Capital of not less than $(500,000). As of December 31, 1998, the Company is in technical default of the Agreement, and accordingly has classified the entire balance due as a current liability in the accompanying balance sheet . The lender continues to provide borrowings under this Agreement, and the Company will seek to amend the Agreement. However, no assurances can be made the Company will be able to successfully amend the Agreement.

As a result of the December 1998 merger, DataWorld's financing agreement with the same lender was merged into the Vertex financing agreement under the same terms as stated above.


b. The Company leases certain warehouse and manufacturing equipment accounted for as capital leases. The obligation for the warehouse equipment requires the Company to make monthly payments of $1,240 through May 2000. During the nine month period the Company leased certain manufacturing equipment totaling approximately $111,000 that requires the Company to make monthly payments of approximately $3,107 through August 2000.

The following is a summary of the aggregate annual maturities of long-term debt
                       December 31,            Total
                      -------------        ------------
                          1999             $    50,626
                          2000                  31,056
                          2001               2,614,698
                                           ------------
                                           $ 2,696,380
                                           ============

           	DATAWORLD SOLUTIONS, INC.
(FORMERLY VERTEX COMPUTER CABLE & PRODUCTS, INC.)
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5. COMMITMENTS AND CONTINGENCIES

a. Leases
The Company's minimum annual lease commitments under noncancellable operating leases for premises at December 31, 1998 are as follows:

                        December 31:
	                          1999           240,334
	                          2000           192,651
	                          2001           173,253
                                        ----------
	                                       $ 606,238
                                        ==========

Rent expense, including related real estate taxes and other operating charges, was approximately $54,941 for the six months ended December 31, 1998.


6. SECURED SUBORDINATED DEBENTURES
The subordinated debentures remain secured by all of the Company's assets subordinated to all current and future institutional loan facilities. In addition, payments on account of the subordinated debentures shall be subordinated to future cash distributions based on cash flows to the unsecured (Class 7) creditors under the Vertex Plan of Reorganization (see Vertex's Form 10-K)


7.  DUE TO AFFILIATE
As of December 31, 1998, amounts due to the affiliate has been discounted at an interest rate of 10.75% per annum. The note requires the Company to pay the affiliate over 36 months commencing July 1, 1999.


8.	 PREFERRED STOCK
As a result of the Merger (see Note 2) the Company issued to TW Cable
6,000 shares of $6 Senior Cumulative Convertible Preferred Stock
("Preferred Stock") having a stated value of $100 per share.
Beginning December 1, 1999, the dividends accrue at the rate of $6 per share, and are payable quarterly beginning March 1, 2000. The holders of the Preferred Stock have the right to convert the Preferred Stock into the Company's common stock anytime after December 31, 1999 provided that market price of the Company's common stock is greater than $1.50. In the event the holders of the Preferred Stock elect to convert, the amount of shares received in conversion will be determined by dividing the stated value, including accrued but unpaid dividends, by 75% of the market price of the Company's Common stock, as defined. Further, the Preferred Stock is redeemable at the option of the holder anytime after December 1, 2003 at stated value plus any accrued but unpaid dividends.
In the event the holders seek redemption, the Company may either redeem such shares for cash or issue shares of common stock with a market value equaling the redemption amount.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations
Quarter Ended December 31, 1998
----------------------------------
DataWorld commenced operations on January 7, 1998, therefore the Company can not provide any comparative financial information with respect to the separate results of DataWorld. For the purposes of additional comparative analysis, the Company has included in its discussion of results of operations, proforma comparative results which include the historical results of Vertex for all periods presented.

Net sales for the quarter ended December 31, 1998 were approximately $1,104,000. Net sales include approximately $410,000 in revenues generated from Vertex after the merger (see Note 2).

Pro-forma net sales for the three months ended December 31, 1998 were approximately $2,091,000 which includes approximately $1,396,000 for Vertex. Vertex's net sales for the three months ended December 31, 1997 were approximately $1,695,000. The decrease was a result of Vertex not having sufficient cash to procure necessary materials for product delivery.

Gross profit for the quarter ended December 31, 1998 was approximately $197,769. Gross profit as a percentage of sales was 17.9% for the quarter ended December 31, 1998. Gross profit includes approximately $31,000 from Vertex after the merger (see Note 2).

Pro-forma gross profit for the three month ended December 31, 1998 was approximately $189,000 or 9.0% which includes approximately $21,000 for Vertex. Vertex's gross profit for the three months ended December 31, 1997 was approximately $52,000. The decrease in pro-forma gross profit is primarily a result of lower sales volume.

Selling, general and administrative expenses were approximately $446,000 or 40.4% for the quarter ended December 31, 1998. Included in Selling, general and administrative expenses is approximately $20,000 for the start-up of a Union Shop, approximately $25,000 for professional fees paid in connection with potential acquisitions and approximately $28,000 for fees paid for the company's new revolving credit facility.

Pro-forma selling, general and administrative expenses for the three months ended December 31, 1998 was approximately $820,000 which includes approximately $676,000 for Vertex. Vertex's selling, general and administrative expenses for the three months ended December 31, 1997 was approximately $810,000. The decrease in pro-forma selling, general and administrative expense is due to Vertex reducing its payrolls and other expenses such as insurance.

Interest expense for the quarter ended December 31, 1998 was approximately $41,000. This interest was incurred by to the Company's revolving credit facility and for the Company's outstanding Subordinated Debentures.

Pro-forma interest expense for the three months ended December 31, 1998 was approximately $121,000. Vertex's interest expense for the three months ended December 31, 1997 was approximately $81,000. The increase in pro-forma interest expense relates to the Company's increased borrowing under it's credit facility and interest accrued for outstanding
Subordinated Debentures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Six Months Ended December 31, 1998
-----------------------------------
DataWorld commenced operations on January 7, 1998, therefore the Company can not provide any comparative financial information with respect to the separate results of DataWorld. For the purposes of additional comparative analysis, the Company has included in its discussion of results of operations, pro-forma comparative results which include the historical results of Vertex for all periods presented.

Net sales for the six months ended December 31, 1998 were approximately $1,444,000. Net sales include approximately $410,000 in revenues generated from Vertex after the merger (see Note 2).

Pro-forma net sales for the six months ended December 31, 1998 were approximately $4,085,000 which includes approximately $3,051,000 for Vertex. Vertex's net sales for the six months ended December 31, 1997 were approximately $3,998,000. The decrease was a result of Vertex not having sufficient cash to procure necessary materials for product delivery.

Gross profit for the six months ended December 31, 1998 was approximately $349,000. Gross profit as a percentage of sales was 24.2% for the six months ended December 31, 1998. Gross profit includes approximately $31,000 from Vertex after the merger (see Note 2).

Pro-forma gross profit for the six months ended December 31, 1998 was approximately $526,000 or 12.9% which includes approximately $208,000 for Vertex. Vertex's gross profit for the six months ended December 31, 1997 was approximately $271,000. The decrease in pro-forma gross profit is primarily a result of lower sales volume.

Selling, general and administrative expenses were approximately $604,000 or 41.8% for the six months ended December 31, 1998. Included in Selling, general and administrative expenses is approximately $20,000 for the start-up of a Union Shop, approximately $25,000 for professional fees paid in connection with potential acquisitions and approximately
$28,000 for fees paid for the company's new revolving credit facility.

Pro-forma selling, general and administrative expenses for the six months ended December 31, 1998 was approximately $1,684,000 which includes approximately $1,382,000 for Vertex. Vertex's selling, general and administrative expenses for the three months ended December 31, 1997 was approximately $1,534,000. The decrease in pro-forma selling, general and administrative expense is due to Vertex reducing its payrolls and other expenses such as insurance.

Aborted offering and acquisition costs consist of legal and other professional fees directly related to the Company's aborted private placement memorandum (approximately $24,700) and due diligence costs (approximately $11,800) relating to the investigation of an acquisition target.

Interest expense for the six months ended December 31, 1998 was $40,915. This interest was incurred by to the Company's revolving credit facility and for the Company's outstanding Subordinated Debentures.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Six Months Ended December 31, 1998 (continued)
-----------------------------------------------
Pro-forma interest expense for the six months ended December 31, 1998 was approximately $233,000. Vertex's interest expense for the six months ended December 31, 1997 was approximately $171,000. The increase in pro-forma interest expense relates to the Company's increased borrowing under it's credit facility.


Liquidity and Financial Condition
As of December 31, 1998
----------------------------------
Current assets at December 31, 1998 were approximately $2,770,000. The Company had net working capital deficiency of approximately $2,937,000 at December 31, 1998. The working capital at December 31, 1998 is not sufficient to meet the Company's current liquidity needs. Under the Vertex Plan of Reorganization, the Company is required to pay the unsecured creditors under a payment arrangement (see Vertex's Form 10-K). Currently the Company has not made any payment and is working to extend or modify the payment terms. The Company is also exploring opportunities to further reduce operating costs and to obtain additional sources of working capital. However, there can be no assurances that new management will be successful in further reducing operating costs or obtaining additional sources of working capital. Total borrowings outstanding were approximately $2,614,000 at December 31, 1998.

The Company's revolving credit facility is providing availability based on combined accounts receivable and inventory of the merged entities. As of December 31, 1998, the Company is in technical default of the Agreement, and accordingly has classified the entire balance due as a current liability in the accompanying balance sheet . The lender continues to provide borrowings under this Agreement, and the Company will seek to amend the Agreement. However, no assurances can be made the Company will be able to successfully amend the Agreement.

During the six months ended December 31, 1998, the Company used approximately $639,000 in cash from operating activities primarily due to the Company's net loss and increase in accounts receivable. Cash provided by financing activities approximated $694,000 during its six months ended December 31, 1998, principally for its proceeds from issuing preferred stock and additional borrowings under the credit facility. Cash used in investing activities of approximately $75,000 relates to the acquisition of Vertex, as Vertex had a cash overdraft on the date of acquisition.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


YEAR 2000 (continued)

The Company has evaluated its programs to prepare computer systems and applications for the Year 2000. The Company will need to modify or replace its internal systems by acquiring a Year 2000 compliant system by the end of September 1999. The Company expects to incur internal staff costs as well as consulting and other expenses related to the enhancements necessary to complete the systems for the Year 2000. Management believes that the estimated costs to modify or replace such applications will not be material to the Company. Management believes that the internal risk concerning Y2K issues is minimal.

	Information technology systems ("IT Systems") account for much of the Year 2000 work and include all computer systems and technology used by the Company. All core systems have been assessed, plans are in place, and work is being undertaken to implement changes where required. The appropriate vendors and suppliers have been contacted as to their Year
2000 compliance. Management believes that all of the Company's IT systems and equipment have been identified, and that the majority of the work necessary to make such systems and equipment Y2K compliant have been finished.

An inventory and assessment of all non-IT systems (items containing embedded chips, such as telephones) are being undertaken. The majority of these non-IT systems are not believed to be potential sources of significant disruption, although the contingency plans (described below) will address non-IT Y2K failure as well as IT systems failure.

The Company's management is in the process of developing a "worst-case scenario" with respect to Y2K non-compliance and to develop contingency plans designed to minimize the effects of such scenario. Although management believes that it is very unlikely that the worst-case scenario will occur, contingency plans will be developed and will address both IT and non-IT system failure.



PART II- OTHER INFORMATION




Item 1. Legal Proceedings

								NONE


Item 5. Other Information

								NONE


Item 6. Exhibits and Reports on Form 8-K

           (a)  Exhibits
									None


           (b)  Reports on Form 8-K

                  8-K, December 18, 1998


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DATAWORLD SOLUTIONS, INC.

	                             By: /s/ Daniel McPhee
	                                 Chief Executive Officer

	                             By: /s/ Nicholas T. Hutzel
	                                 V.P. & Controller






Dated: July 2, 1999