Form 10QSB
period 1999-03-31
VERTEX COMPUTER CABLE & PRODUCTS INC
filed 1999-08-24
CIK 798438

SECURITIES AND EXCHANGE COMMISSION
     Washington, DC  20549


FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1999
Commission File Number 33-7693

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

                                Yes   _X          No _______



On July 1, 1999, 26,824,000 shares of common stock, $.10 par value were outstanding.






Note: This is Page 1 of a document consisting of 18 pages.

 DATAWORLD SOLUTIONS, INC.
(FORMERLY VERTEX COMPUTER CABLE & PRODUCTS, INC.)
	   TABLE OF CONTENTS





                                                                        PAGE

PART I: FINANCIAL INFORMATION


ITEM 1: UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


  Balance Sheet - March 31, 1999 ...................................     3

  Statement of Operations - Three Months Ended
    March 31, 1999 .................................................     4

  Statement of Operations - Nine Months Ended
    March 31, 1999 .................................................     5

  Statement of Changes in Stockholders' (Deficiency) for
    the Nine months ended March 31, 1999 ...........................     6

Statement of Cash flows for the Nine months ended
    March 31, 1999 .................................................     7

  Notes to Condensed Consolidated Financial Statements..............   8-12



ITEM 2: Management's Discussion and Analysis of Financial Condition
  and Results of Operations.......................................... 13-16


PART II- OTHER INFORMATION...........................................    17



SIGNATURES...........................................................    18







DATAWORLD SOLUTIONS, INC.
(FORMERLY VERTEX COMPUTER CABLE & PRODUCTS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
 	                                                      March 31,
                                                          1999
                                                       -----------
ASSETS
CURRENT ASSETS:
  Accounts receivable, net of allowance
   for doubtful accounts of $66,000.................. $ 1,539,316
  Inventories, net...................................   1,199,340
  Prepaid expenses and other current assets..........     185,569
                                                      ------------
  TOTAL CURRENT ASSETS...............................   2,924,225

PROPERTY, PLANT AND EQUIPMENT, net...................     351,546

Goodwill ............................................   3,563,852

DEFERRED CHARGES AND OTHER ASSETS....................      70,628
                                                      ------------
TOTAL ASSETS......................................... $ 6,910,251
                                                      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Cash overdraft..................................... $    72,635
  Current portion of long-term debt..................      51,551
	 Current portion due to affiliate...................      66,666
  Accounts payable and accrued expenses..............   2,791,801
  Bankruptcy distributions payable...................     391,000
                                                      ------------
 	TOTAL CURRENT LIABILITIES .........................   3,373,653

DUE TO AFFILIATE.....................................     103,643

LONG-TERM DEBT, NET OF CURRENT PORTION...............   2,901,668

SECURED SUBORDINATED DEBENTURES, net.................      84,368

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Redeemable, cumulative, Convertible, preferred
    stock, stated value $100 per share;
	  authorized, 5,000,000 shares; 6,950 issued
    and outstanding..................................     695,000
  Common stock, par value $.001 per share;(see Note 9)
    authorized 40,000,000 shares; issued
    and outstanding 26,824,000 ......................      26,824
  Accumulated Deficit................................    (274,905)
                                                      ------------
 TOTAL STOCKHOLDERS' EQUITY                               446,919
                                                      ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY............................................. $ 6,910,251
                                                      ============




The accompanying notes are an integral part of these financial statements. DATAWORLD SOLUTIONS, INC.
(FORMERLY VERTEX COMPUTER CABLE & PRODUCTS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                   Three Months Ended
			                                                  March 31, 1999
											                                           (see Note 2)
                                                   -------------------
Net sales..........................................  $ 1,857,862

Cost of goods sold.................................    1,506,867
                                                     ------------
Gross profit ......................................      350,995

Selling, general and administrative expenses.......      804,676
                                                     ------------
Loss before interest and income taxes..............     (453,681)

Interest expense...................................       64,550
                                                     ------------
Loss before income taxes...........................     (518,231)

Income taxes ......................................         -
                                                     ------------

Net loss attributable to common stockholders ......  $  (518,231)
                                                     ============


Basic loss per share


Basis loss per share...............................  $      (.02)
                                                     ============

Weighted average number of common shares
 outstanding - basic...............................    26,824,000
                                                     ============


















The accompanying notes are an integral part of these financial statements. DATAWORLD SOLUTIONS, INC.
(FORMERLY VERTEX COMPUTER CABLE & PRODUCTS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                   Nine Months Ended
                                       											     March 31,
                                                         1999
											                                          (see Note 2)
                                                   -------------------
Net sales..........................................  $ 3,302,061

Cost of goods sold.................................    2,602,432
                                                     ------------
Gross profit ......................................      699,629

Selling, general and administrative expenses.......    1,408,321

Aborted offering and acquisition costs.............       36,532
                                                     ------------
Loss before interest and income taxes..............     (745,224)

Interest expense...................................      105,465
                                                     ------------
Loss before income taxes...........................     (850,689)

Income taxes.......................................       13,162
                                                     ------------
Net Loss attributable to common stockholders.......  $  (863,851)
                                                     ============


Basic loss per share


Basic loss per share...............................  $      (.03)
                                                     ============

Weighted average number of common shares
 outstanding - basic..............................    26,824,000
                                                     ============

















The accompanying notes are an integral part of these financial statements. DATAWORLD SOLUTIONS, INC.
(FORMERLY VERTEX COMPUTER CABLE & PRODUCTS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS EQUITY (DEFICIENCY)
(Unaudited)




    													   		                                                                           Total
                       Pre-     Preferred                Common        Paid-                    stock-
                      ferred    stock        Common      stock          in       Retained      holder's
                      shares    amount       shares      amount       capital    earnings       equity
                      ------    --------    ---------   ---------    --------   -----------    ----------
Balance July 1, 1998    -0-     $  -0-      4,000,000   $   4,000    $ 16,000   $    38,164     $  58,164

Net loss attributable
 to common stock-
 holder's                                                                           (863,851)    (863,851)

Issuance of preferred
 stock                 6,950    695,000                                                           695,000

Effect of shares issued
 and exchanged in
 connection with the
 acquisition of vertex                     14,500,000   1,846,000     (16,000)    (2,104,794)    (274,794)

Effect of change in
 par value of common
 stock                                                 (2,655,576)                 2,655,576          -

As adjusted in conn-
 ection with the
 merger with Vertex                         8,324,000     832,400                                 832,400
                      -------   --------   ----------- -----------   --------     -----------    ---------

Balance March 31,
 1999                  6,000   $695,000    26,824,000  $   26,824   $    -0-     $  (274,905)   $ 446,919
                      =======  =========   =========== ===========   ========     ===========    =========






















The accompanying notes are an integral part of these financial statements. DATAWORLD SOLUTIONS, INC.
(FORMERLY VERTEX COMPUTER CABLE & PRODUCTS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
(Unaudited)

                                              					 			     Nine Months
										                                                     Ended
									                                                     March 31,
									                                                    	  1999
									                                                  (see Note 2)
					 			                                                  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss..................................................   $(863,851)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation and amortization.........................     93,111
Change in operating assets and liabilities:
     (Increase) in accounts receivable.....................   (439,885)
     (Increase) in inventories.............................   (314,849)
     (Increase) in other assets............................    (98,031)
     Increase in accounts payable and
       accrued expenses....................................    688,302
                                                            -----------
Net cash used in operating activities......................   (935,203)
                                                            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.....................................     (5,955)
  Acquisition of Vertex, net...............................    (74,795)
                                                            -----------
Net cash used in investing activities......................    (80,750)
                                                            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under debt and loan agreements............    469,499
  Proceeds from issuance of preferred stock................    495,000
  Cash overdraft...........................................     31,454
                                                            -----------
Net cash provided by financing activities..................    995,953
                                                            -----------
NET DECREASE IN CASH.......................................    (20,000)

CASH at beginning of period................................     20,000
                                                            -----------
CASH at end of period...................................... $    -0-
                                                				  			   ===========

Supplemental disclosure of cash flow information:
  Cash paid for:
     Interest.............................................. $  102,087
                                                									   ===========









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

The condensed consolidated balance sheet as of March 31, 1999 and the related consolidated statements of operations and changes in stockholders' deficiency for the nine months ended March 31, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and changes in cash flows at March 31, 1999 and for all periods presented have been made.

The condensed statements of income include the operations of DataWorld Solutions, Inc. ("DataWorld") for the three and nine month periods ended March 31, 1999. The results of operations of Vertex Computer Cable & Products, Inc. ("Vertex") have been included in the condensed results of operations since the date of the merger (see Note 2). Results of operations for the nine months ended March 31, 1999 are not necessarily indicative of results of operations that may be expected for the year ending June 30, 1999. Information as to Vertex's significant accounting policies and certain other information pertaining to Vertex should be obtained from Vertex's historical financial reports including it's Annual Report on Form 10-K for the year ended June 30, 1998. DataWorld's significant accounting policies are not materially different from those of Vertex's. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

2.	MERGER
On December 17, 1998, Vertex Computer Cable & Products, Inc., entered into an agreement with (1) DataWorld, a privately held distributor of connectivity products whose principal shareholders were Daniel McPhee and Christopher Francis, and (2) TW Cable, LLC. ("TW") and Edward Goodstein, the Company's then chairman and principal shareholder. Pursuant to the agreement, (i) Vertex acquired all the outstanding shares of Dataworld in exchange for the issuance of 1,500,000 shares of the Company's common stock (ii) TW forgave approximately $2,300,000 in principal face amount of secured subordinated debt and all accrued interest relating thereto, (iii) TW forgave $280,000 of indebtedness, contributed $400,000 cash and arranged for approximately $400,000 of TW funds held in escrow for the benefit of Vertex's creditors to be released to such creditors as payment on behalf of Vertex in exchange for 6,000 shares of the Company's newly issued $6 Senior Cumulative Convertible Preferred Stock having a stated value of $100 per share, and (iv) Messrs. McPhee and Francis purchased 17,000,000 shares of the Company's common stock from TW for $200,000.
 As a result of the above, Messrs. McPhee and Francis collectively own approximately 69% of the Company's common stock and effective December 18, 1998 Messrs. McPhee and Francis became the Company's Chief Executive Officer and Chief Operating Officer, respectively. Mr. McPhee became Chairman of the Board of Directors.

2. 	MERGER (CONTINUED)

The merger was accounted for under the purchase method of accounting as a reverse acquisition of Vertex by DataWorld. Accordingly, the assets acquired and liabilities assumed of Vertex were recorded at their estimated fair values of approximately $2,275,000 and $5,058,000, respectively. On the date of the merger the fair value of Vertex's liabilities (after considering the above mentioned forgiveness and capital contributions) exceeded the fair value of net assets by approximately $2,783,000. The condensed consolidated statements of operations for the three month and nine month periods ended March 31, 1999 and the condensed consolidated statement of cash flows for the nine month period ended March 31, 1999 reflect financial information of DataWorld and include the financial results of Vertex for the period December 18, 1998 through March 31, 1999. Pro-forma financial results as defined below, are presented in these notes and in Management's Discussion and Analysis section, as if DataWorld and Vertex had been combined as of the beginning of the applicable period involved. This pro-forma information does not purport to be indicative of what would have occurred had the acquisition, in fact, occurred on the beginning date of the applicable period involved nor of results that may occur in the future.

		The following table summarizes the assets acquired and liabilities assumed from Vertex:

Current Assets            $(1,854,977)
Fixed Assets                 (383,322)
Other Assets                  (36,290)
Liabilities assumed         5,058,043
Deemed common stock
   issued                     832,400
                          -------------
Goodwill				              $ 3,615,854
                   	 					=============

The unaudited consolidated statement of operations on a pro-forma basis have been presented below as though Vertex had been acquired as of the beginning of July, 1998. This pro-forma information does not purport to be indicative of what would have occurred had the acquisition been made as of July 1, 1998 or of results which may occur in the future.

                   								Nine-Month Period Ended
										                     March 31, 1999
									                  ------------------------
		Net sales						              $ 5,943,000
				Cost of goods sold				       5,066,000
				Gross Profit					          $   877,000
											                   =============
				Net loss attributable
  				  to common stock	   			 $(2,049,000)
											                   =============

				Basic loss per share 			   $      (.08)
											                  ==============


DATAWORLD SOLUTIONS, INC.
(FORMERLY VERTEX COMPUTER CABLE & PRODUCTS, INC.)
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3. 	INVENTORIES
Inventory consists principally of products held for sale.  The
Company regularly reviews its inventory for obsolete and slow-moving items which includes reviews of inventory levels of certain product lines and an evaluation of the inventory based on changes in technology and markets. As of March 31, 1999, the reserve was approximately $705,000.
  			                             March 31,
   	   	           	                1999
                                ------------
			Raw Materials	                $1,146,133
			Work in Process	                  39,637
			Finished Goods	                   13,570
                                ------------
	 		Inventories, net	            $1,199,340
                                ============

4. LONG-TERM DEBT

Long-term debt consists of the following:             March 31,
                                                        1999
                                                     ------------
      Revolving asset-based loan (a)..............   $ 2,883,560
      Capitalized lease obligations (b)...........        69,659
                                                     ------------
                                                       2,953,219
      Less current portion of long-term debt......        51,551
                                                     ------------
                                                     $ 2,901,668
                                                     ============

a. On July 28, 1998 the Company enter into a financing agreement ("Agreement") with a financial institution. The Agreement provides for a maximum borrowing of $3,000,000 through May 31, 2001. Total borrowings are limited to 85% of eligible accounts receivable (constituting those amounts outstanding 90 days or less) and 50% of eligible accounts receivable outstanding between 91 and 120 days, and 40% of regular inventories and 10% of slow moving inventory. Under the terms of the July 28, 1998 financing, the Company is required to pay interest at prime plus 2 1/2% and an initial commitment fee of 1.25% and 1% per annum for the second and third year. Additionally, the Company is required to maintain tangible net worth, (the aggregate amount of all assets, less intangible assets, of the Company less the aggregate amount of all liabilities of the Company excluding subordinated liabilities to Lender) not less than $(750,000) and Working Capital of not less than $(500,000). As of March 31, 1999, the Company is not in compliance with the above covenants. The lender has waived all financial covenant requirements of the Company through September 30, 1999. The lender continues to provide borrowings under this Agreement, and the Company will seek to amend the Agreement. However, no assurances can be made the Company will be able to successfully amend the Agreement.

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

The following is a summary of the aggregate annual maturities of long-term debt
                        March 31,              Total
                        ---------          -----------
                          1999             $    52,164
                          2000               2,901,055
                                           ------------
                                           $ 2,953,219
                                           ============

5. COMMITMENTS AND CONTINGENCIES

a. Leases
The Company's minimum annual lease commitments under noncancellable operating leases for premises at March 31, 1999 are as follows:

                      March 31:
	                          2000           348,505
	                          2001           326,082
	                          2002           330,634
	                          2003           183,439
                                       -----------
	                                      $1,188,660
                                       ===========

Rent expense, including related real estate taxes and other operating charges, was approximately $176,000 for the nine months ended March 31, 1999.


6. SECURED SUBORDINATED DEBENTURES
The subordinated debentures remain secured by all of the Company's assets subordinated to all current and future institutional loan facilities. In addition, payments on account of the subordinated debentures shall be subordinated to future cash distributions based on cash flows to the unsecured (Class 7) creditors under the Vertex Plan of Reorganization (see Vertex's Form 10-K)


7. DUE TO AFFILIATE
As of March 31, 1999, amounts due to the affiliate has been discounted at an interest rate of 10.75% per annum. The note requires the Company to pay the affiliate over 36 months commencing July 1, 1999.







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

9.  COMMON STOCK

The Board of Directors unanimously approved a change in the Company's common stock par value from $.10 to $.001. This change is currently being effectuated. The financial statements are being presented as if the change had been made on or before March 31, 1999.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations
Quarter Ended March 31, 1999
DataWorld commenced operations on January 7, 1998, therefore the Company can not provide any comparative financial information with respect to the separate results of DataWorld. For the purposes of additional comparative analysis, the Company has included in its discussion of results of operations, pro-forma comparative results which include the historical results of Vertex for all periods presented.

Net sales for the quarter ended March 31, 1999 were approximately
$1,858,000. Net sales include approximately $1,143,000 in revenues generated from Vertex after the merger (see Note 2).

Net sales for the three months ended March 31, 1999 includes approximately $1,143,000 for Vertex. Vertex's net sales for the three months ended March 31, 1998 were approximately $2,203,000. The decrease was a result of Vertex not having sufficient cash to procure necessary materials for product delivery.

Gross profit for the quarter ended March 31, 1999 was approximately $351,000. Gross profit as a percentage of sales was 18.9% for the quarter ended March 31, 1999. Gross profit includes approximately $135,000 from Vertex after the merger (see Note 2).

Gross profit for the three month ended March 31, 1999 includes approximately $135,000 for Vertex. Vertex's gross profit for the three months ended March 31, 1998 was approximately $(45,000). The decrease in gross profit is primarily a result of lower sales volume and the Company recording an additional reserve for obsolete inventory of approximately $200,000.

Selling, general and administrative expenses were approximately $805,000 or 43.3% for the quarter ended March 31, 1999. Included in Selling, general and administrative expenses is approximately $625,000 from Vertex after the merger (see Note 2).

Selling, general and administrative expenses for the three months ended March 31, 1999 includes approximately $625,000 for Vertex. Vertex's selling, general and administrative expenses for the three months ended March 31, 1998 was approximately $695,000. The decrease in selling, general and administrative expense is due to Vertex reducing its payrolls and other expenses such as insurance.

Interest expense for the quarter ended March 31, 1999 was approximately $65,000. This interest was incurred by to the Company's revolving credit facility and for the Company's outstanding Subordinated Debentures.

Interest expense for the three months ended March 31, 1999 includes approximately $65,000 for Vertex. Vertex's interest expense for the three months ended March 31, 1998 was approximately $102,000. The lower interest expense relates to the decrease in outstanding Subordinated Debentures and its related interest.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Nine Months Ended March 31, 1999
DataWorld commenced operations on January 7, 1998, therefore the Company can not provide any comparative financial information with respect to the separate results of DataWorld. For the purposes of additional comparative analysis, the Company has included in its discussion of results of operations, pro-forma comparative results which include the historical results of Vertex for all periods presented.

Net sales for the nine months ended March 31, 1999 were approximately $3,302,000. Net sales include approximately $1,143,000 in revenues generated from Vertex after the merger (see Note 2).

Pro-forma net sales for the nine months ended March 31, 1999 were approximately $5,943,000 which includes approximately $4,194,000 for Vertex. Vertex's net sales for the nine months ended March 31, 1998 were approximately $6,202,000. The decrease was a result of Vertex not having sufficient cash to procure necessary materials for product delivery.

Gross profit for the nine months ended March 31, 1999 was approximately $700,000. Gross profit as a percentage of sales was 21.2% for the nine months ended March 31, 1999. Gross profit includes approximately $406,000 from Vertex after the merger (see Note 2).

Pro-forma gross profit for the nine months ended March 31, 1999 was approximately $877,000 or 14.8% which includes approximately $343,000 for Vertex. Vertex's gross profit for the nine months ended March 31, 1998 was approximately $227,000.

Selling, general and administrative expenses were approximately $1,408,000 or 42.6% for the nine months ended March 31, 1999. Included in Selling, general and administrative expenses is approximately $25,000 for professional fees paid in connection with potential acquisitions and approximately $28,000 for fees paid for the company's new revolving credit facility.

Pro-forma selling, general and administrative expenses for the nine months ended March 31, 1999 was approximately $2,489,000 which includes approximately $2,007,000 for Vertex. Vertex's selling, general and administrative expenses for the three months ended March 31, 1998 was approximately $2,273,000. The decrease in pro-forma selling, general and administrative expense is due to Vertex reducing its payrolls and other expenses such as insurance.

Aborted offering and acquisition costs consist of legal and other professional fees directly related to the Company's aborted private placement memorandum (approximately $24,700) and due diligence costs (approximately $11,800) relating to the investigation of an acquisition target.

Interest expense for the nine months ended March 31, 1999 was $105,000. This interest was incurred by to the Company's revolving credit facility and for the Company's outstanding Subordinated Debentures.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Nine Months Ended March 31, 1999 (continued)

Pro-forma interest expense for the nine months ended March 31, 1999 was approximately $298,000. Vertex's interest expense for the nine months ended March 31, 1998 was approximately $272,000. The lower interest expense relates to the decrease in outstanding Subordinated Debentures and its related interest.


Liquidity and Financial Condition
As of March 31, 1999

Current assets at March 31, 1999 were approximately $2,924,000. The Company had net working capital deficiency of approximately $449,428 at March 31, 1999. The working capital at March 31, 1999 is not sufficient to meet the Company's current liquidity needs. Under the Vertex Plan of Reorganization, the Company is required to pay the unsecured creditors under a payment arrangement (see Vertex's Form 10-K). Currently the Company has not made any payment and is working to extend or modify the payment terms. The Company is also exploring opportunities to further reduce operating costs and to obtain additional sources of working capital. However, there can be no assurances that new management will be successful in further reducing operating costs or obtaining additional sources of working capital. Total borrowings outstanding were approximately $2,884,000 at March 31, 1999.

The Company's revolving credit facility is providing availability based on combined accounts receivable and inventory of the merged entities. As of March 31, 1999, the Company is not in compliance with the above covenants. The lender has waived all financial covenant requirements of the Company through September 30, 1999. The lender continues to provide borrowings under this Agreement, and the Company will seek to amend the Agreement. However, no assurances can be made the Company will be able to successfully amend the Agreement.

During the nine months ended March 31, 1999, the Company used approximately $935,000 in cash from operating activities primarily due to the Company's net loss and increase in accounts receivable. Cash provided by financing activities approximated $996,000 during its nine months ended March 31, 1999, principally for its proceeds from issuing preferred stock and additional borrowings under the credit facility. Cash used in investing activities of approximately $81,000 relates mostly to the acquisition of Vertex, as Vertex had a cash overdraft on the date of acquisition.

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

Non


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






Dated: August 24, 1999