Form 10KSB
period 1999-06-30
VERTEX COMPUTER CABLE & PRODUCTS INC
filed 2000-01-14
CIK 798438

SECURITIES AND EXCHANGE COMMISSION
				           WASHINGTON, D.C.  20549

				 		        FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED JUNE 30, 1999        COMMISSION FILE NUMBER 1-9263
----------------------------------------------------------------------------
DATAWORLD SOLUTIONS, INC.
(formerly Vertex Computer Cable & Products, Inc.)
(Exact name of registrant as specified in its charter)
----------------------------------------------------------------------------
                 Delaware										 		          11-2816128
 (State or other jurisdiction of							    			       (I.R.S. Employer
 incorporation or organization)				     						       Identification No.)

			     920 Conklin Street, Farmingdale, New York    11735
			     (Address of Principal Executive Offices)    (Zip Code)

Registrant's telephone number, including area code:   (631) 293-1610
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
	   Title of Class
						Common Stock, $.10 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
				   Yes          No  X
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
				   Yes   X      No  ____
State issuer's revenues for its most recent fiscal year $5,912,000

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 1, 1999 was approximately $1,166,153.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
					Yes X	 No  ____

On December 1, 1999, 26,824,000 shares of common stock, $.001 par value were outstanding. This report consists of 37 consecutively numbered pages (including this cover page).

					       DATAWORLD SOLUTIONS, INC.
              TABLE OF CONTENTS

        						                                                    Page Number
PART I

Item 1.  Business.........................................               3

Item 2.  Properties.......................................               7

Item 3.  Legal Proceedings................................               8

Item 4.  Submission of Matters to a Vote of Security Holders.....        8


PART II

Item 5.  Market for the Common Equity and Related Stockholder Matters..  9

Item 6.  Management's Discussion and Analysis or Plan of Operations....  10

Item 7.  Financial Statements ........................................   12

Item 8.  Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure...................................................  12

PART III

Item 9.  Directors and Executive Officers of the Company................    13

Item 10. Executive Compensation.........................................    15

Item 11. Security Ownership of Certain Beneficial Owners and Management...  17

Item 12. Certain Relationships and Related Transactions...................  17

Item 13. Exhibits and Reports on Form 8-K.................................  19














                                     -2-
PART I
ITEM ONE - BUSINESS

THE COMPANY
DATAWORLD SOLUTIONS, INC., (the "Company") was incorporated on January 7, 1998 and commenced operations on March 7, 1998. The Company is a recognized multi-regional value-added specialty distributor of electronic cable assemblies used in providing connectivity solutions, which includes system intergration, for customers operating a wide range of data systems. This includes linking or connecting standard or proprietary electronic devices and peripheral components from different vendors to provide solutions for various customer requirements.

The Company adds value by providing connectivity solutions which may include distributed sales of passive components (electronic connectors, electronic wire and cable, cabinets and racks, and patch panels), and active components (hubs, bridges, routers, gateways and modems). The Company provides the highest quality (ISO 9002 Certified) products with a high average on-time delivery yield rate (98.0%) at competitive prices for interconnection requirements including Fiber Optics, CAT 5, Telco, V.35, Wire Harnesses, Ethernet, Fast Ethernet, Token Ring, Flat Ribbon and Coax cables. The Company is approved to manufacture assemblies utilizing Bellcore, Underwriters Labortories ("UL"), and Canadian Standards Association ("CSA") approval and has certification for the manufacture of 3M fiber optic assemblies.

Management believes that the Company's technical ability for providing connectivity solutions between the data system capabilities of many manufacturers and the specific connectivity needs of its customers, along with its reputation for providing manufactured, custom-made electronic cable assemblies that are subject to 100% quality control testing, will be the principal factors on which the Company will plan its future growth.
The Company expects internal growth to be enhanced by what the Company perceives to be two continuing trends: (i) the increasing demand for data communications to provide timely information in the office environment and factory floor that requires connectivity solutions; and (ii) the growing number of alternatives available to organizations of all sizes in all types of industries to increase productivity through improved or upgraded computer data communications.
The Company's executive offices are located at 920 Conklin Street, Farmingdale, New York 11735 and its telephone number is (631) 293-1610. Unless the context requires otherwise, all references herein to the Company and DataWorld mean DataWorld Solutions, Inc.

RECENT DEVELOPMENTS
On December 17, 1998, the Company, formerly known as Vertex Computer Cable & Products, Inc., entered into an agreement with a privately held distributor, DataWorld Solutions, Inc. ("Old DataWorld"), the principal shareholders of DataWorld Solutions, Inc. who were Daniel McPhee and Christopher Francis, TW Cable, LLC. and Edward Goodstein ("TW"), the Company's then chairman and
principal shareholder.   Pursuant to the agreement, (i) Vertex acquired all the
outstanding shares of Old Dataworld in exchange for the issuance of 1,500,000 shares of Vertex common stock (ii) TW forgave approximately $2,300,000 in principal face amount of secured subordinated debt and all accrued interest relating thereto, (iii) TW forgave $280,000 of indebtedness, contributed $400,000 cash and arranged for approximately $400,000 of TW funds held in escrow for the benefit of Vertex's creditors to be released to such creditors as payment on behalf of Vertex in exchange for 6,000 shares of the Vertex's newly issued $6 Senior Cumulative Convertible Preferred Stock having a stated value of $100 per share, and (iv) Messrs. McPhee and Francis purchased 17,000,000 shares of the Vertex common stock from TW for $200,000. As a result of the above, Messrs. McPhee and Francis collectively owned approximately 69% of Vertex common stock and effective December 18, 1998 Messrs. McPhee and Francis became the Company's Chief Executive Officer and Chief Operating Officer

                                 -3-
RECENT DEVELOPMENTS - (continued)
respectively. Thereafter in May 1999, Vertex, the surviving entity, merged with Old DataWorld and changed its name to DataWorld Solutions, Inc. Thereafter in June 1999, the Company's certificate of incorporation was amended to reflect a change in the Company's par value for common stock from $.10 to $.001 per share.

The acquisition of the DataWorld shares by Vertex is to be treated as a tax free exchange of stock pursuant to Internal Revenue Code Section 368 (a)(1)(B).

The provisions of Section 108 of the Internal Revenue Code regarding the reduction of the net operating losses by the amount of debt forgiven will also apply to the Company's net operating loss for the year ended June 30, 1999. After reduction for the debt forgiven, as of June 30, 1999, the Company's net operating loss carryforward is approximately $12,360,000.

On October 20, 1998, the Company entered into a Purchase and Sale of Assets agreement the "Sale Agreement" whereby the Company sold certain assets, principally inventory and fixed assets, of its Maryland facility to an unrelated party for $200,000. In connection to the Sale Agreement, the Company agreed to sublease the aforementioned facility to the purchaser under the terms of the Company's lease, subject to cancellation with thirty days notice to the Company. Upon notice of cancellation, the purchaser shall bear fifty percent (50%) of the net loss, if any, resulting from the vacancy of the building. Further, in connection with the Sale Agreement, the Company agreed to 1) grant the purchaser the use of the "Vertex" name through April 30, 1999 and 2) grant non-compete arrangements, as defined. Subsequent to October 20, 1998 the purchaser cancelled the sublease and the Company made arrangements with the landlord to take back the facility.

On July 28, 1998 the Company refinanced a revolving credit financing agreement (see Note F to the Company's fiscal 1998 financial statements) with a financial institution. The new agreement provides for a maximum borrowing of $3,000,000 through July 31, 2000. Borrowings, at the lenders' discretion, are limited to 85% of eligible accounts receivable (constituting receivables outstanding 90 days or less), 50% of eligible accounts receivable outstanding between 91 and 120 days, 40% of eligible inventories and the lesser of $700,000 or 10% of slow moving inventory, as defined. Under the terms of the refinancing, the Company is required to pay interest at prime plus 2 1/2% but not less than $15,000 per month in minimum charges and an initial commitment fee of 1.25%
and 1% per annum for the second year. The interest rate shall increase or decrease by one quarter of one percent (1/4 of 1%) per annum for each increase or decrease, respectfully of one-quarter of one percent in the prime rate, however that no decrease shall decrease the rate to less than the prime rate plus 2.50% and the minimum prime rate will be 6%. Borrowing under the agreement
is all collateralized by all assets of the Company.   Pursuant to the agreement,
the Company was required to maintain a deficiency in tangible net worth of not more than $750,000 and a deficiency in Working Capital of not more than
$500,000, as defined.   The lender, due to the Company's non compliance,  has
waived all financial covenant requirements of the Company through September
30, 1999. Currently the Company is not in compliance with these covenants although, the lender continues to provide borrowings under this Agreement, and the Company is requesting further amendments to the Agreement. However no assurances can be given that the Company will be able to successfully amend the Agreement.








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

Effective with the transaction with Old DataWorld in December 1998, the Company is also a distributor of connectivity products. This will give the Company the ability to provide its' customers with the additional product lines they require.

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

PRINCIPAL SUPPLIERS
Management believes that the Company is not dependent on any particular supplier. For the fiscal years ended June 30, 1999 and 1998, the Company's suppliers each accounted for less than 10% of the Company's purchases.



                                  -5-
 PRINCIPAL SUPPLIERS (continued)
The Company works off manufacturers' lead times. Deliveries range from one week to approximately 90 days. The Company has a fully integrated on-line computer system that enables it to determine immediate inventory availability of the Company's entire inventory at its stocking facilities. The Company monitors and maintains manufacturers' delivery schedules to ensure "on-time" delivery for customers and to maintain proper inventory levels for the Company. The Company's objective is to minimize lead times for its customers without financing excess stock levels or risking technological obsolescence. Several manufacturers have provided the Company an expedited shipping function in order to better service the Company's customers.

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

COMPANY LOCATIONS
The Company's locations, which all are leased, are as follows:

	Farmingdale, New York
	Long Island City, New York
	San Jose, California







                                  -6-
MAJOR CUSTOMERS
The Company's net sales are not dependent on any particular customer. During the fiscal year ended June 30, 1999 and 1998, there were no customers of the Company that accounted for 10% or more of its net sales.

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

EMPLOYEES
As of October 1, 1999, the Company had 74 full-time employees. Of these, 16 are sales and marketing personnel; 6 are design, engineering, and technical support personnel; 11 are purchasing, warehouse and inventory control personnel; 27 are cable assembly manufacturing personnel; 5 are quality control personnel; and 9 are accounting, data processing and other administrative personnel. Twenty-five (25) employees are covered by a collective bargaining agreement in the Company's Farmingdale facility

ITEM TWO - PROPERTIES
The location and size of each of the Company's facilities at June 30, 1999, the principal use of each facility and lease expiration date are summarized below:
Lease                   Square	                                      Expiration
Location			            	Footage			         Use                          Date
------------------      --------- -------------------------------    ---------
Farmingdale, New York (1)	21,000	 Executive Office, Sales Office,     Mar.2002
				                            		 	Manufacturing and Warehouse
San Jose, California     	 9,950	 Sales Office, Manufacturing         June 2000
						                                  	and Warehouse

Long Island City, New York 5,500	 Sales Office and Warehouse          Aug. 2002

 (1) The Company's Headquarters are located in Farmingdale, New York. These premises, which consist of approximately 3,500 square feet of office space and approximately 17,500 square feet of manufacturing and warehouse space, is
leased by the Company.   The Company  presently subleases approximately 7,500
square feet of warehouse space to a non-affiliated company for an initial term of three months commencing December 1, 1999 and on a month to month lease, thereafter.

                                   -7-

ITEM THREE - LEGAL PROCEEDINGS

The Company has received notice from TW Cable LLC, regarding a default in payment by the Company to the Unsecured Creditors. Management of the Company has contacted the head of the Unsecured Creditors committee and is working to amend the payment schedule.

The Company has three lawsuits filed against it from two material vendors and one administrative vendor of the Company. These lawsuits are immaterial to the Company and are in the process of being settled.

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fiscal year, the Company merged with Old DataWorld and changed its name and during July 1999, the Company changed its common stock par value from $.10 to $.001. The holders of approximately 77% agreed to the changes by written consent as permitted by the provisions of Delaware laws. No meetings were held or proxy's solicited.




                                   -8-
PART II
ITEM FIVE - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER
                          MATTERS

The Company's Common Stock had been trading on the American Stock Exchange under the symbol VTX since September 17, 1986, its initial public offering date. On September 15, 1995, the Company's Common Stock was delisted from the American Stock Exchange, as it no longer satisfied all the financial requirements, and has since traded on the Over-The-Counter Electronic
Bulletin Board under the symbol VCCP. The following table shows the quarterly range of the high and low closing sale prices for the Common Stock on the American Stock Exchange prior to September 15, 1995 and on the Over-The-Counter Electronic Bulletin Board since September 15, 1995, for the periods indicated.

		Common Stock
  			Period                    					        High	  Low

FISCAL 1998
First Quarter ended September 30, 1997		 			.08	  	.04
Second Quarter ended December 31, 1997			  	.06	  	.02
Third Quarter ended March 31, 1998 				  	  .31  	 .02
Fourth Quarter ended June 30, 1998					     .44	  	.13
FISCAL 1999
First Quarter ended September 30, 1998		 			.09  		.09
Second Quarter ended December 31, 1998				  .26	  	.25
Third Quarter ended March 31, 1999 				    	.30  	 .22
Fourth Quarter ended June 30, 1999					     .25  		.20

As of February 16, 1999, there were approximately 275 holders of record of the Company's Common Stock.The Company has never paid a cash dividend on its Common Stock and the Company does not anticipate paying any dividends on the Common Stock in the foreseeable future. Pursuant to the terms of its revolving credit facility, the Company is not permitted to pay or declare any dividends or otherwise make any distribution of capital.



                                  -9-
ITEM SIX - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		             CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
YEARS ENDED JUNE 30, 1999 AND 1998
Old DataWorld Solutions, Inc. was incorporated on January 7, 1998 and commenced operations on March 1, 1998, therefore the Company can provide limited comparative financial information with respect to the separate results of Old DataWorld and Vertex. For the purposes of additional comparative analysis, the Company has included in its discussion of results of operations, pro-forma comparative results which include the historical results of Vertex for all periods presented.

Net sales for the year ended June 30, 1999 were approximately $5,912,000. For the period ended June 30, 1998 net sales were approximately $237,000. For the period ended June 30, 1998 the sales were for a four month period and cannot be compared to the annual net sales for fiscal 1999. The growth in net sales resulted from a combination of DataWorld's increase in customers and product lines as well as the added revenues generated from Vertex after the merger
(see Note A-2).

Pro-forma net sales for the year ended June 30, 1999 were approximately $8,553,000 which includes approximately $2,641,000 for Vertex prior to the merger. Vertex's net sales for the year ended June 30, 1998 were approximately $7,901,000. The increase in sales is a result of additional sales from the merger with DataWorld in December 1998.

Gross profit for the year ended June 30, 1999 was approximately $1,326,000. Gross profit as a percentage of sales was 22.4% for the year ended June 30, 1999. For the period ended June 30, 1998 gross profit was approximately $68,000 or 28.8%. The growth in gross profit is primarily due to a higher volume of sales. The decrease in gross profit percentage is a result of the Company selling products at competitive prices in an effort to increase its customer base and revenues.

Pro-forma gross profit for the year ended June 30, 1999 was approximately $1,503,000 or 17.6% which includes approximately $177,000 for Vertex prior to the merger. Vertex's gross profit for the year ended June 30, 1998 was approximately $488,000. The increase in gross profit is a result of the increased sales from the merger with DataWorld in December 1998, as well as a focus on gross profit dollars acheived from sales by management.

Selling, general and administrative expenses were approximately $2,162,000 or 36.6% for the year ended June 30, 1999. For the period ended June 30, 1998 selling, general and administrative expenses were approximately $29,000. The increase is a result of the Company merging its operations with Vertex whereby the corporate and branch expenses of Vertex were added to the Company's operations.

Pro-forma selling, general and administrative expenses for the year ended June 30, 1999 was approximately $3,243,000 which includes approximately $1,081,000 for Vertex prior to the merger. Vertex's selling, general and administrative expenses for the year ended June 30, 1998 was approximately $3,001,000. The increase in pro-forma selling, general and administrative expense is due to merging Old DataWorld salaries into Vertex in December 1998.

Aborted offering and acquisition costs consist of legal and other professional fees directly related to the Company's aborted private placement memorandum (approximately $24,700) and due diligence costs (approximately $11,800) relating to the investigation of an acquisition target.

                                   -10-

ITEM SIX - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense for the year ended June 30, 1999 was $164,000. This interest was primarily incurred by to the Company's revolving credit facility and for the Company's outstanding Subordinated Debentures.

Pro-forma interest expense for the year ended June 30, 1999 was approximately $357,000. Vertex's interest expense for the year ended June 30, 1998 was approximately $387,000. The lower interest expense relates to the decrease in outstanding Subordinated Debentures and its related interest and amortization.

LIQUIDITY AND FINANCIAL CONDITION
AS OF JUNE 30, 1999

Current assets at June 30, 1999 were approximately $3,147,000. The Company had net working capital deficiency of approximately $331,000 at June 30, 1999. The working capital at June 30, 1999 is not sufficient to meet the Company's current liquidity needs. Under the Vertex Plan of Reorganization, the Company is required to pay the unsecured creditors under a payment arrangement. Currently, the Company has not made any payment and is working to extend or modify the payment terms. The Company is also exploring opportunities to further reduce operating costs and to obtain additional sources of working capital. However, there can be no assurances that new management will be successful in further reducing operating costs or obtaining additional sources of working capital.

The Company's revolving credit facility is providing availability based on combined accounts receivable and inventory of the merged entities. As of June 30,1999,the Company was not in compliance with the original financial covenants, however, on January 13, 2000, the Company's lender amended the revolving credit facility and as of such date is in compliance with the terms of the agreement.

The Company's continuing existence as a going concern is dependent on its ability to obtain profitable operations, generate sufficient cash flow to meet its obligations on a timely basis, comply with the terms and covenants of its financing agreement and to obtain additional financing as may be required.

On December 16, 1999, the Company issued to a non affiliated party, Convertible Debentures for a principal amount of $250,000. The debenture accrues interest at a rete of 2 1/4% over prime rate and is payable semi-annually commencing on June 1, 2000. The entire principal balance plus any accrued and unpaid interest shall be payable on November 30, 2004 (the "Maturity Date"). The debenture holder was granted warrants which shall permit the holder to purchase up to a maximum of three hundred thousand (300,000) shares of the Company's common stock at fifty ($.50) cents per share. If at anytime prior to the Maturity Date, the common stock of the Company reaches or exceeds an average bid price of $1.50 per share over a period of thirty (30) consecutive business days, as quoted on any exchange or electronic market on which the stock is regularly quoted, then the principal amount of the debenture then outstanding shall automatically be converted into fully paid and nonassessable shares of common stock of the Company at a conversion price of $1.00 per share.




                                     -11-
ITEM SIX - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		             CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Currently, management is exploring opportunities to further reduce operating costs and to obtain additional sources of working capital. However, there can be no assurances that new management will be successful in further reducing operating costs or obtaining additional sources of working capital and that the Company will be able to raise such additional financing to fund ongoing operating shortfalls or complete other plans.

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

The Company has evaluated its programs to prepare computer systems and applications for the Year 2000. The Company has replaced its internal systems by acquiring a Year 2000 compliant system. The Company estimates the replacement of hardware and software to cost approximately $175,000. This cost will be accounted for as a capital lease in the fiscal year ended June 30, 2000. The replacement project is in its final stages, notwithstanding the late arrival of Year 2000 compliant software, the Company anticipates being Year 2000 compliant by December 31, 1999 and has provided stand alone software for its bill of material (a detailed list of parts needed to build an end product) manufacturing operations. The Company's manufacturing equipment is not data-sensitive and therefore will not have any lapse in processing time. The Company expects to incur additional internal staff costs as well as consulting and other expenses related to any enhancements of the systems. Management believes that the additional costs to enhance such applications will not be material to the Company.

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

INFLATION
For the last three fiscal years, the Company has not been significantly affected by inflation.This Management's Discussion and Analysis of Financial Condition and Result of Operations contains forward-looking statements which are based upon current expectations and involve certain risks and uncertainties. Under the safe harbor provisions of the Private Securities Litigation Reform
Act of 1995, readers are hereby cautioned that these statements may be impacted by several factors, and, consequently, actual results may differ materially from those expressed herein.

ITEM SEVEN - FINANCIAL STATEMENTS
The consolidated financial statements listed in the accompanying Index to the Consolidated Financial Statements are attached as part of this report.

ITEM EIGHT - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
						a)  Not applicable
						b)  Not applicable.

                                   -12-
				PART III

ITEM NINE - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Directors of the Company and certain information concerning them as of June 30, 1999 are set forth below:

                                                              First Year
                                                                Became
	Name              	Position With The Company      Age 	       Director
Daniel McPhee	       Chairman of the Board and      36	          1998
 		                  Chief Executive Officer

Christopher Francis 	Chief Operating Officer	       37	          1998

Edward Goodstein	    Director		                     52	          1997

Albert Roth	         Director/Consultant            64	          1995



Executive Officers of the Company who are not Directors are set forth below:

Name                   	 Position With The Company	      Age

Nicholas T. Hutzel	     Vice President, Controller	      30
		                            and Secretary

Abraham Mendez	         Vice President of Sales	       	 32



Mr. Daniel McPhee has been Chairman of the Board of Directors and Chief Executive Officer since December 17, 1998, prior thereto Mr. McPhee was a Director and Chief Executive Officer of Old DataWorld since its inception in 1998. Prior thereto, and since 1992, Mr. McPhee was associated with Elcan Technologies Corp. ("ETC") as senior sales representative and was promoted to Executive Vice President in early 1997. From 1988 to 1992, Mr. McPhee was employed by United Datacom & Cable, Inc. as a salesman and Vice President.
From 1985 to 1988, Mr. McPhee was a project manager with Forest Electric Corp. In 1985, Mr. McPhee received a bachelors degree in Business Administration from Adelphi University. Mr. McPhee is a member of the Communication Managers Association.

Mr. Christopher Francis has been Chief Operating Officer since December 17, 1998, prior thereto Mr. Francis co-founded with Mr. McPhee Old DataWorld where he was a Director and Chief Operating Officer . Prior thereto, and from May 1985 until 1998, Mr. Francis was with ETC. At ETC, Mr. Francis held various positions including Vice President of Operations. In such capacity, Mr. Francis' responsibilities included purchasing and inventory management. Mr. Francis attended Seton Hall University where he majored in Business Administration.

Mr. Edward Goodstein had been a Director of the Company from June 1997 through December 17, 1998 and director since January 1997. Mr. Goodstein was formerly President and major stockholder of TW Communications, a privately held company, which was acquired in December 1997. TW Communications was a distributor of telecommunication wire, cable, fiber-optics and installation supplies.

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

ITEM TEN - EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year indicated, all compensation awarded to, earned by or paid to all individuals serving as the Company's Chief Executive Officer ("CEO") or acting in a similar capacity and the most highly Compensated Executive Officer of the Company.

SUMMARY COMPENSATION TABLE

                                                        LONG-TERM COMPENSATION
                                               Other    ----------------------
			   		                                       Annual	             All Other
					                                          Compen-  	Number     Compen-
     Name and	       Fiscal	  Salary    Bonus  sation	     of       sation
 Principal Position   Year	    ($)       ($)     ($)	    Options     ($)
-------------------  ------   ------	   ------  ------  ---------	  -------
Daniel McPhee         1999  $ 74,000    $  -     $   -      -       $    -
	Chief Executive
 	Officer

Christopher Francis   1999  $ 74,000    $  -     $   -      -       $    -
	Chief Operating
 	Officer

Abraham Mendez        1999  $ 42,734(1) $  -     $   -      -       $    -
     Vice President
     of Sales

Nicholas Hutzel       1999  $ 35,154(1) $  -     $   -      -       $    -
     Vice President
     of Finance

(1) For the period December 18, 1998 through June 30, 1999.


Edward Goodstein       1998  $    -     $  -     $   -       -       $    -
	Chief Executive       1997	      -        -         -       -            -
 	Officer



		The Company has no pension plan for employees not subject to collective bargaining arrangements.



DIRECTORS' COMPENSATION
In fiscal 1999, all directors who were not employees of the Company waived fees until further notice.

STOCK OPTION TABLE
The following table provides further information with respect to the options granted to the Executive Officers as of the fiscal year ended June 30, 1999.

        							     Options Granted in Last Fiscal Year
----------------------------Individual Grants --------------------------------

                                    % of Total
 									                            Options
                         							    Granted to     	Exercise
					       	                       	Employees	      or Base        Expir-
					        Options		               in Fiscal	       Price         ation
Name					    Granted		                  Year		        ($/Sh)         Date
-------				----------		              -----------   -----------    ---------

                              NO OPTIONS GIVEN


The following table provides information with respect to options exercised and option values as of the fiscal year ended June 30, 1999.

		                 Aggregated Options Exercised in Last Fiscal Year and
                    Fiscal Year-End Option Values

	                                                    		             Value of
                                                   Number of       Unexercised
				                                    Shares 	 	Unexercised     In-the-Money
			                                    Acquired 		  Options        Options at
					                        	on	        Value    at 6/30/99       6/30/99($)(1)
			                        Exercise	   Realized   Exercisable/     Exercisable/
Name					                     #	           $     Unexercisable    Unexercisable
--------------		         	----------	---------- 	--------------   -------------
                                       								NONE

(1) 	The dollar value of unexercised options is calculated by determining the difference between the fair market of the Company's Common Stock which underlies the option at June 30, 1999, and the exercise price of the options.

ITEM ELEVEN - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		                      MANAGEMENT

The following table sets forth as of June 30, 1999, certain information regarding beneficial ownership of the Common Stock held by each person known by the Company to own beneficially more than 5% of the Common Stock, each of the Company's directors, each of the executive officers named in the Summary Compensation Table, and all of the Company's executive officers and directors as a group.

Beneficial Ownership
Name and Address                   Shares              %
--------------------	          --------------       ------
Daniel McPhee	                    8,585,000	          32%
920 Conklin Street
Farmingdale, NY  11735

Christopher Francis	              8,585,000	          32%
920 Conklin Street
Farmingdale, NY  11735

TW Cable LLC	                     3,529,389           13%
81 Executive Blvd.
Farmingdale, N.Y. 11735

All directors and officers as a	     10,000 	    Less than 1%
	group (1 person)


ITEM TWELVE - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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




                                  -17-
ITEM TWELVE - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED) effective on the date the Company secures exit financing. On January 12, 1998, the Company secured exit financing with lender, effectuating the Plan (see Note
F). The Plan called for an initial distribution to unsecured creditors with claims greater than $1,000 ("Class 7") to received 13.5% of their claim and future distributions based on cash flow (as defined) over the next five years. Unsecured creditors with claims less than $1,000 ("Class 6") received a distribution of 20% of their claim. The initial distribution payments and certain other administrative claims are guaranteed by TW. Under the Plan, the Company's wholly owned subsidiary, Vertex Technologies, Inc., merged into the Company, and the Company changed its name to Vertex Computer Cable & Products, Inc. Under the Plan, 25.3 million of the Company's 40 million authorized shares of common stock were issued and outstanding. Effective December 29, 1997, each five shares of the Company's common stock outstanding were exchanged for one share of the surviving entity. As a result, holders of the Company's outstanding 12,652,000 common stock shares received 2,530,400 post-reorganization shares. Further, the preferred shareholders (TW) exchanged such outstanding preferred stock and forgave accrued dividends for 21,508,400 common stock shares, representing 85% of the post-reorganization outstanding common stock.

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

Subsequent to June 30, 1998, TW paid additional cash as escrow of $185,000 to the Class 7 distribution creditors committee, for an aggregate amount of $389,000, in exchange for an extension of time for the Company to make its payments required under the Plan and TW paid $300,000 in additional cash Collateral for an aggregate amount of $1,268,000 to the Company's credit facility in an effort to increase working capital. Under the terms of the collateral agreement, TW has the right to draw down on such collateral starting in January 2000. However, the Company is working with TW to extend drawing down on such collateral.

On December 17, 1998, the Company, formerly known as Vertex Computer Cable & Products, Inc., entered into an agreement with a privately held distributor, DataWorld Solutions, Inc. ("Old DataWorld"), the principal shareholders of DataWorld Solutions, Inc. who were Daniel McPhee and Christopher Francis, TW Cable, LLC. and Edward Goodstein, the Company's then chairman and principal
shareholder.   Pursuant to the agreement, (i) Vertex acquired all the
outstanding shares of Old Dataworld in exchange for the issuance of 1,500,000 shares of Vertex common stock (ii) TW forgave approximately $2,300,000 in principal face amount of secured subordinated debt and all accrued interest relating thereto, (iii) TW forgave $280,000 of indebtedness, contributed $400,000 cash and arranged for approximately $400,000 of TW funds held in escrow for the benefit of Vertex's creditors to be released to such creditors as payment on behalf of Vertex in exchange for 6,000 shares of the Vertex's newly issued $6 Senior Cumulative Convertible Preferred Stock having a stated value of $100 per share, and (iv) Messrs. McPhee and Francis purchased 17,000,000 shares of the Vertex common stock from TW for $200,000. As a result of the above, Messrs. McPhee and Francis collectively owned approximately 69% of Vertex common stock and effective December 18, 1998 Messrs. McPhee and Francis became the Company's Chief Executive Officer and Chief Operating Officer, respectively. Thereafter in May 1999, Vertex, the surviving entity, merged with Old DataWorld and changed its name to DataWorld Solutions, Inc. Thereafter in June 1999, the Company's certificate of incorporation was amended to reflect a change in the Company's par value for common stock from $.10 to $.001 per share.

                                  -18-

ITEM THIRTEEN - EXHIBITS AND REPORTS ON 	 FORM 8-K

(a) FINANCIAL STATEMENTS
	See index to consolidated financial statements.

(b) Form 8-K Reports
	Form 8-K dated December 18, 1998
	From 8-K/A dated December 18, 1998

(c) EXHIBITS
         2.1	Second Amended Joint Plan of Reorganization dated September 24,
  1997 (incorporated by	reference to Exhibit 2.1 to the registrant's current
  report on Form 8-K dated February 5, 1998)

         2.2	Second Amended Joint Disclosure Statement dated September 24,
  1997 (incorporated by	reference to Exhibit 2.2 to the registrant's current
  report on Form 8-K dated February 5,	1998)

         2.3	Order of United States Bankruptcy Court, Eastern District dated
  October 30, 1997	(incorporated by reference to Exhibit 2.3 to the registrant's
  current report on Form 8-K	dated February 5, 1998)

         3.1(a)	Certificate of Incorporation (Exhibit 3(a) of Form S-18
  Registration Statement No. 33-7693-NY)

         3.1(b)	Certificate of Incorporation, as amended (Exhibit 3.1(a) to
  the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 1-9263)

         3.1(c)	Certificate of Amendment of the Certificate of Incorporation
  dated June 30, 1997

         3.1(d)	Certificate of Ownership and Merger dated November 20, 1997
  (incorporated by	reference to Exhibit 3.1(d) to the registrant's current
  report on Form 8-K dated February 5, 1998)

         3.1(e)	Amendment to Registrant's Certificate of Incorporation dated
  December 29, 1997 (incorporated by reference to Exhibit 3.1(d) to the registrant's current report on Form 8-K dated February 5, 1998)

         3.1(f)	Certificate of Ownership and Merger and change of name dated
  May 3, 1999

         3.1(g)	Certificate of Amendment of the Certificate of Incorporation
  dated  January 12, 1999

         3.2	By-Laws (Exhibit 3(b) of Form S-18 Registration Statement No.
  33-7693-NY)





                                      -19-


          4.1	Certificate of Designation, Preferences and rights of senior cummulated convertible preferred stock (incorporated by reference to Exhibit
  1.5 to the registrant's report on Form 8-KA dated December 18, 1998)

          4.2	Subordinated Debenture Agreement dated December 16, 1999 between the Company and a non affiliate

          4.3	Form of senior subordinated note (incorporated by reference to
  Exhibit 4.7 to the registrant's current report on Form 8-K dated March 27,
  1996)

          4.4 	Form of Debenture (incorporated by reference to Exhibit 4.9 to the registrant's current report on Form 8-K dated August 20, 1996)

          4.5		Agreement by and among Vertex Computer Cable & Products, Inc. and
  Daniel McPhee and Christopher Francis and TW Cable LLC and Edward Goodstein
  and DataWorld Solutions, Inc. Dated December 18, 1998 (incorporated by reference to Exhibit 1.1 to the registrant's report on Form 8-K dated December
  18, 1998)



                                       -20-
               DATAWORLD SOLUTIONS, INC.
INDEX TO FINANCIAL STATEMENTS


       								 		                                            Page
Report of Independent Certified Public Accountants            	F-2

Consolidated Financial Statements
Balance Sheets as of June 30, 1999 and 1998		                 	F-3

Statements of Operations for the years ended
	June 30, 1999 and 1998                                    				F-4

Statement of Changes in Stockholders' Equity (Deficiency)
	for the years ended June 30, 1999 and 1998 	                		F-5

Statements of Cash Flows for the years ended
	June 30, 1999 and 1998		                                      F-6

Notes to Consolidated Financial Statements        			      F-7  -  F-16





                                       F-1
						REPORT OF INDEPENDENT CERTIFIED
								PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
DataWorld Solutions, Inc.

We have audited the accompanying consolidated balance sheets of DataWorld Solutions, Inc. as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year ended June 30, 1999 and for the period from January 7, 1998, inception, through June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DataWorld Solutions, Inc. as of June 30, 1999 and 1998 and the consolidated results of their operations and their consolidated cash flows for year ended June 30, 1999 and for the period from January 7, 1998, inception, through June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which assumes realization of assets and settlement of liabilities. As shown in the financial statements, as of June 30, 1999, the Company has a deficiency in working capital of $330,880, and has incurred a net loss of $1,050,756 for the year ended June 30, 1999. These factors, among others, as described in Note A-3 to the consolidated financial statements raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note A-3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GRANT THORNTON LLP


Melville, New York
November 24, 1999, except
for Note E-1, as to which the
date is January 13, 2000


                                         F-2

                                 DATAWORLD SOLUTIONS, INC.
		                              CONSOLIDATED BALANCE SHEETS
					                                   June 30,
ASSETS			                                   			      1999            1998
						                                           ------------     -----------
CURRENT ASSETS
Cash			                                         $       -        $     20,000
Accounts receivable, net of allowance for
	doubtful accounts of $67,000 at
  June 30, 1999                                    2,157,254          209,640
Inventories, net	                                    918,474             -
Prepaid expenses and other current assets	            71,362             -
                                        				     ------------     ------------
		TOTAL CURRENT ASSETS	                            3,147,090          229,640

PROPERTY, PLANT AND EQUIPMENT, net	                  333,114             -
GOODWILL		                                         3,623,280          	  -
DEFERRED CHARGES AND OTHER ASSETS     	               74,844             -
                                        				     ------------     ------------
			TOTAL ASSETS	                                $  7,178,328     $    229,640

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
	Cash overdraft                           	     $     26,120     $       -
  Current portion of long-term debt                   51,261          	  -
	Current portion Notes payable -
    Affiliate, net   	                                66,666             -
	Accounts payable and accrued expenses	            2,942,923          171,476
	Bankruptcy distributions payable	                   391,000             -
                                         				     ------------     ------------
			TOTAL CURRENT LIABILITIES	                      3,477,970          171,476

LONG-TERM DEBT, NET OF CURRENT PORTION	            3,241,987             -
NOTES PAYABLE - AFFILIATE, net	                      103,643             -
SECURED SUBORDINATED DEBENTURES, net	                 84,713             -

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Redeemable, cumulative, convertible,
	preferred stock, stated value $100 per
	share; authorized, 5,000,000 shares;
		6,950 shares issued and outstanding
    in 1999, net 	                                   705,000             -
	Common stock, par value $.001 per shares;
		authorized, 40,000,000 and 15,000,000
    shares; issued and outstanding, 26,824,000
    and 4,000,000 shares in 1999 and 1998,
    respectively                                      26,824            4,000
	Additional paid in capital                             -              16,000
	Retained earnings (deficiency)	                    (461,809)          38,164
				                                               ------------     ------------
	   TOTAL STOCKHOLDERS' EQUITY                       270,015           58,164
				                                               ------------     ------------
	TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIENCY)  	                     $  7,178,328     $    229,640

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                       	F-3

	       DATAWORLD SOLUTIONS, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Period from
			                                                            January 7, 1998
                                                   Year          inception
                                                   ended          through
                                                  June 30,        June 30,
                                                   1999	            1998
							                                         ------------	    ----------
Net sales		                                   			$ 5,912,343	      $237,117

Cost of goods sold				                             4,586,563        168,752
							                                         ------------      ---------
Gross profit				                                   1,325,780	        68,365

Selling, general and administrative expenses	      2,162,355	        28,701

Aborted offering and acquisition costs                36,532           -
						                                         	------------      ---------

Earnings (loss) before interest and
   income taxes             		                      (873,107)        39,664

Interest expense				                                 164,487	          -
					                                         		------------      ---------

(Loss)earnings before income taxes   		           (1,037,594)        39,664

Income taxes				                                      13,162          1,500
						                                         	------------      ---------
Net income (loss) attributable to
  common stockholders	                        			$(1,050,756)       $38,164
							                                         ============      =========

Basic and diluted income (loss) per share attributable to common stock:

	Net income (loss)		                           		$      (.04)     $     .01
							                                         ============     ==========

Weighted average number of shares
	outstanding - basic and diluted		                26,824,000	     4,000,000
					                                         		============     ==========






 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                						F-4


                       DATAWORLD SOLUTIONS, INC.
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
       Year ended June 30, 1999 and period ended June 30, 1998


													                                                                            Total
                       Pre-   Preferred               Common       Paid-    Retained    stock-
                      ferred   stock       Common     stock         in      earnings    holder's
                      shares   amount      shares     amount      capital (deficiency)   equity
                      ------  --------   ----------  ----------  -------- -----------  ---------
January 7, 1998
   Inception             -    $   -          -       $     -      $   -    $    -       $    -

Issuance of Common
  stock                                   4,000,000      4,000     16,000                 20,000

Net earnings for
 the period ended June
 30,1998                                                                       38,164     38,164

Balance June 30, 1998   -0-      -0-      4,000,000      4,000     16,000      38,164     58,164

Net loss attributable
 to common stock-
 holder's                                                                  (1,050,756)(1,050,756)

Issuance of preferred
 stock                 7,050   705,000                                                   705,000

Effect of shares issued
 and exchanged in
 connection with the
 acquisition of vertex                   14,500,000  1,846,000    (16,000) (2,104,794)  (274,794)

Effect of change in
 par value of common
 stock                                              (2,655,576)             2,655,576       -

As adjusted in conn-
 ection with the
 merger with Vertex                       8,324,000    832,400                           832,400
                     -------  --------   ----------  -----------  -------- -----------  ---------
Balance June 30,
 1999                  7,050  $705,000   26,824,000  $  26,824   $   -0-  $  (461,809) $ 270,015
                     =======  ========  ==========  ==========   ======== ===========  =========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL  STATEMENT
                                     F-5


 	                                   DATAWORLD SOLUTIONS, INC.
	 				    	                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               							             Period from
			                                                              January 7, 1998
                                                       Year         inception
                                                       ended         through
                                                      June 30,       June 30,
           	                           								        1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) income..................................$(1,050,756)     $  38,164
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation and amortization.................    166,448           -
Change in operating assets and liabilities:
     (Increase) in accounts receivable............. (1,057,823)      (209,640)
     (Increase) in inventories.....................   (202,773)          -
     Decrease in other assets......................    (24,162)          -
     Increase in accounts payable and
       accrued expenses............................    939,711        171,476

Net cash used in operating activities.............. (1,229,355)          -    1

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures.............................    (15,317)
  Acquisition of Vertex, net.......................    (74,795)          -     1

Net cash used in investing activities..............    (90,112)          -     1


CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings under debt and loan agreements....    809,528           -
  Proceeds for issuance of common stock............       -            20,000
  Proceeds from issuance of preferred stock........    505,000           -
  Cash overdraft...................................    (15,061)         -    1

Net cash provided by financing activities..........  1,299,467         20,000 1

NET (DECREASE) INCREASE IN CASH....................    (20,000)        20,000

CASH at beginning of period........................     20,000           -    1

CASH at end of period.............................. $    -0-        $  20,000
				  			                                           ===========      ==========



Supplemental disclosure of cash flow information:
  Cash paid for:
     Interest...................................... $  146,580      $    -
							                                             ===========      ==========





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                       	F-6
				DATAWORLD SOLUTIONS, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		  June 30, 1999 and 1998

NOTE A - BASIS OF PRESENTATION

1.   NATURE OF BUSINESS
DATAWORLD SOLUTIONS, INC., (the "Company") operates primarily in one business segment - assembly and distribution of electronic wire, cable and related products used primarily for data communication and distribution. The principal market for the Company's products is in the United States. The consolidated financial statements include the accounts of DataWorld Solutions, Inc.

2.   BUSINESS COMBINATION
On December 17, 1998, the Company, formerly known as Vertex Computer Cable & Products, Inc., entered into an agreement with a privately held distributor, DataWorld Solutions, Inc. ("Old DataWorld"), the principal shareholders of DataWorld Solutions, Inc. who were Daniel McPhee and Christopher Francis, TW Cable, LLC. and Edward Goodstein, the Company's then chairman and principal
shareholder.   Pursuant to the agreement, (i) Vertex acquired all the
outstanding shares of Old Dataworld in exchange for the issuance of 1,500,000 shares of Vertex common stock (ii) TW forgave approximately $2,300,000 in principal face amount of secured subordinated debt and all accrued interest relating thereto, (iii) TW forgave $280,000 of indebtedness, contributed $400,000 cash and arranged for approximately $400,000 of TW funds held in escrow for the benefit of Vertex's creditors to be released to such creditors as payment on behalf of Vertex in exchange for 6,000 shares of the Vertex's newly issued $6 Senior Cumulative Convertible Preferred Stock having a stated value of $100 per share, and (iv) Messrs. McPhee and Francis purchased 17,000,000 shares of the Vertex common stock from TW for $200,000.
As a result of the above, Messrs. McPhee and Francis collectively owned approximately 69% of Vertex common stock and effective December 18, 1998 Messrs. McPhee and Francis became the Company's Chief Executive Officer and Chief Operating Officer, respectively. Thereafter in May 1999, Vertex, the surviving entity, merged with Old DataWorld and changed its name to DataWorld Solutions, Inc. Thereafter in June 1999, the Company's certificate of incorporation was amended to reflect a change in the Company's par value for common stock from $.10 to $.001 per share.

The merger was accounted for under the purchase method of accounting as a reverse acquisition of Vertex by Old DataWorld. Accordingly, the assets acquired and liabilities assumed of Vertex were recorded at their estimated fair values of approximately $2,070,000 and $4,958,000, respectively. On the date of the merger the fair value of Vertex's liabilities (after considering the above mentioned forgiveness and capital contributions) exceeded the fair value of net, identifiable tangible assets by approximately $2,888,000. The consolidated statement of operations for the year ended June 30, 1999 include the results of operations of Old DataWorld and the results of Vertex from the date of acquisition.




                                     F-7
DATAWORLD SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 1999 and 1998

2.  BUSINESS COMBINATION (CONTINUED
 The following table summarizes the assets acquired and liabilities assumed from
Vertex:

    Current Assets              $ (1,651,000)
    Fixed Assets                  (  383,322)
    Other Assets                  (   36,000)
    Liabilities assumed            4,958,000
    Deemed common stock
            issued                   832,000
                                --------------

    Goodwill                    $  3,720,000
                                ==============

The unaudited consolidated statement of operations on a pro-forma basis have been presented below as though Vertex had been acquired as of the beginning of July, 1998. This pro-forma information does not purport to be indicative of what would have occurred had the acquisition been made as of July 1, 1998 or of results which may occur in the future.

                    								     Year Ended
			 	 						                   June 30, 1999
							  	               		----------------------
		Net sales					                $  8,553,000
				Cost of goods sold			          7,050,000
				Gross Profit					           $  1,503,000
										                      ============
				Net loss attributable
  				  to common stock		  		    $(2,148,000)
										                      ============

				Basic loss per share 				    $      (.08)
										                      ============


3.  GOING CONCERN
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which assumes realization of assets and settlement of liabilities. As shown in the financial statements, as of June 30, 1999, the Company has a deficiency in working capital of $330,880, and has incurred a net loss of $1,050,756 for the year ended June 30, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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








                                    F-8
DATAWORLD SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 1999 and 1998

3.  GOING CONCERN (CONTINUED)
On December 16, 1999, the Company issued to a non affiliated party Convertible Debentures for a principal amount of $250,000. The debenture accrues interest at a rate of 2 1/4% over prime rate and is payable semi-annually commencing on June 1, 2000. The entire principal balance plus any accrued and unpaid interest shall be payable on November 30, 2004 (the "Maturity Date"). The debenture holderwas granted warrants which shall permit the holder to purchase up to a maximum of three hundred thousnad (300,000) shares of the Company's common stock at fifty ($.50) cents per share. If at anytime prior to the Maturity Date, the common stock of the Company reaches or exceeds an average bid price of $1.50 per share over a priod of thirty (30) consecutive business days, as quoted on any exchange or electronic market on which the stock is regularly quoted, then the principal amount of the debenture then outstanding shall automatically be converted into fully paid and nonassessable shares of common stock of the Company at a conversion price of $1.00 per share.


NOTE B - 	SIGNIFICANT ACCOUNTING POLICIES

 1.	INVENTORIES
Inventories, consisting principally of finished goods which are purchased as components to be used in the assembly of manufactured goods, are stated at the lower of cost (first-in, first-out method) or market.

2.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost less accumulated depreciation and amortization computed on a straight-line basis over the estimated useful lives of the respective assets. Building improvements are amortized over the useful life of the improvement. Expenditures for maintenance, repairs and betterments which do not materially extend the useful lives of the assets are charged to operations as incurred. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts
and any gain or loss is recognized in operations.   Goodwill, representing the
excess cost of identifiable assets acquired is being amortized on a straight line basis over 20 years.

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

                                F-9


DATAWORLD SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 1999 and 1998

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

5.	NET INCOME (LOSS) PER SHARE
Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock equivalents. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. Diluted earning per share takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. All potential common shares have been excluded from the computation of diluted loss per share as their effect would be antidilutive in fiscal 1999 and 1998.

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

   7.  	FINANCIAL INSTRUMENTS
The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." Management of the Company believes that the fair value of financial instruments, consisting of cash, accounts receivable, accounts payable, notes payable - Affiliate, long-term debt and subordinated debentures approximate carrying value due to the immediate or short-term maturity associated with its cash, accounts receivable, and payables, and the interest rates associated with its debt.

   8.  	RECLASSIFICATIONS
Certain prior period amounts have been reclassified to conform to the current year presentation.

   9.  	ADVERTISING COSTS
Advertising cost were expensed as incurred in 1999 and 1998.

 10.  	STATEMENTS OF CASH FLOWS
For purposes of the statement of cash flows, the Company considers highly liquid cash investments with an original maturity of three months or less to be cash equivalents

 NOTE C - INVENTORIES
Inventory consists primarily of finished goods purchased as parts/components, which are used in the assembly of manufactured goods. The Company regularly reviews its inventory for obsolete and slow-moving items, which includes reviews of inventory levels of certain product lines and an evaluation of the inventory based on changes in technology and markets. As of June 30, 1999 and 1998, the reserve for obsolete and slow-moving items was approximately $647,000. Inventory consists of the following at:

                                  F-10

DATAWORLD SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 1999 and 1998

NOTE C - INVENTORIES (CONTINUED)



                            June 30,
										                    1999
								                 ---------------
			Raw materials				    	$   869,506
			Work in process					       32,563
			Finished goods					        16,405
           								      ---------------
			Inventories, net				 $    918,474
      		 	                  =========


NOTE D - PROPERTY, PLANT AND EQUIPMENT, NET

	Property, plant and equipment, net, consist of the following:
             						                 Asset lives             June 30,
						                                (years)		               1999
						                               ----------	        --------------
	Building improvements                  2-5	              $    51,845
	Machinery and equipment	                10	               	  232,074
	Furniture and fixtures		               5-10	                 115,208
                                                         --------------
							                                                       399,127
	Less accumulated depreciation
		and amortization			                                         (66,013)

                                            							       $   333,114
						                                                       ========
Depreciation and amortization of property, plant and equipment was $66,013 for the year ended June 30, 1999.


NOTE E - LONG-TERM DEBT
	Long-term debt consists of the following:
                                              June 30,
                                               1999
							                                    --------------
	Revolving asset-based loan (1)	      		     $3,236,129
	Capitalized lease obligations (2)               57,119
							                                    --------------
							                                       3,293,248
	Less current portion of long-term debt          51,261
							                                    --------------
							                                      $3,241,987
							                                     ============



                                   F-11


DATAWORLD SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 1999 and 1998

NOTE E - LONG-TERM DEBT (CONTINUED)

1.	On July 28, 1998 the Company entered into a Loan and Security Agreement (the
"Loan Agreement") for its revolving credit financing agreement with a financial institution.  The Loan Agreement provided for a maximum borrowing of $3,000,000 through July 31, 2000. Borrowings, at the lenders' discretion, are limited to
85% of eligible accounts receivable (constituting receivables outstanding 90 days or less), 50% of eligible accounts receivable outstanding between 91 and 120 days, 40% of eligible inventories and the lesser of $700,000 or 10% of slow moving inventory, as defined.  Under the terms of the refinancing,  the
Company is required to pay interest at prime plus 2 1/2% but not less than
$15,000 per month in minimum charges and an initial commitment fee of 1.25%
and 1% per annum for the second year.  The interest rate shall increase or decrease by one quarter of one percent (1/4 of 1%) per annum for each increase or decrease, respectfully of one-quarter of one percent in the prime rate, however that no decrease shall decrease the rate to less than the prime rate plus 2.50% and the minimum prime rate will be 6%.  Borrowing under the agreement is all collateralized by all assets of the Company.  The agreement, as amended on January 13, 2000 provides for maximum borrowings of $5,000,000 through
January 31, 2001 and requires the Company to maintain a deficiency in tangible net worth of not more than $3,500,000 and a deficiency in Working Capital of not more than $3,800,000 as defined.

2.	The Company leases certain warehouse and manufacturing equipment which is accounted for as capital leases. The obligation for the warehouse equipment required the Company to make monthly payments of $1,240 through May 2000.
The obligation for the manufacturing equipment requires the Company to make monthly payments of $3,107 through August 2000.

The following is a summary of the aggregate annual maturities of long-term debt and capital leases:

				June 30,                                   		  Total
				--------		                                	-------------
	  			2000			                                    3,287,053
				  2002			                                        6,195
				Less: Current maturites                       (51, 261)
                                              --------------
                                         								$3,241,987
                                              ==============





                                  F-12
DATAWORLD SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 1999 and 1998


NOTE F - SECURED SUBORDINATED DEBENTURES AND PREFERRED STOCK
The subordinated debentures of approximately $84,700, net of any discount, remain secured by all of the Company's assets subordinated to all current and future institutional loan facilities. These debentures accrue interest a 8% and is payable semi-annually. The debenture mature in January 2004. In addition, payments on account of the subordinated debentures shall be subordinated to future cash distributions based on cash flows to the unsecured (Class 7) creditors under the Vertex Plan of Reorganization.

As a result of the Merger, the Company issued to TW Cable 6,000 shares of $6 Senior Cumulative Convertible Preferred Stock ("Preferred Stock") having a stated value of $100 per share. Beginning December 1, 1999, the dividends accrue at the rate of $6 per share, and are payable quarterly beginning
March 1, 2000. The holders of the Preferred Stock have the right to convert the Preferred Stock into the Company's common stock anytime after December 31, 1999 provided that market price of the Company's common stock is greater than $1.50. In the event the holders of the Preferred Stock elect to convert, the amount of shares received in conversion will be determined by dividing the stated value, including accrued but unpaid dividends, by 75% of the market price of the Company's Common stock, as defined. Further, the Preferred Stock is redeemable at the option of the holder anytime after December 1, 2003 at stated value plus any accrued but unpaid dividends. In the event the holders seek redemption, the Company may either redeem such shares for cash or issue shares of common stock with a market value equaling the redemption amount.


NOTE G - OTHER EQUITY TRANSACTIONS
During October 1998, the Company grnated options to purchase 100,000 shares of the Company's common stock at $.05 to a consultnt of the Company.

NOTE H - COMMON STOCK
During July of 1999 the Board of Directors unanimously approved a change in the Company's common stock par value from $.10 to $.001, which has been reflected on the accompanying consolidated financial statements.





                          								F-13
  DATAWORLD SOLUTIONS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
   June 30, 1999 and 1998

NOTE I - INCOME TAXES

As a result of the Company's fiscal 1999 and 1998 losses and inability to realize tax benefits, the Company recorded no tax benefit for the years ended June 30, 1999 and 1998.

Reconciliation between actual income tax benefit and the amount computed by applying the statutory federal income tax rate to the pre-tax loss is as follows:

								                                        1999	               1998
								                                  ---------------     ---------------
	Tax expense (benefit) at statutory
  federal	income tax rates			               $   123,848         $    692,000
	Permanent difference attributable to
  cancellation of debt income		                (797,184)          (1,743,500)
	Respective years' net operating
		loss not currently utilizable	        	       673,336            1,051,500
								                                  ---------------     ---------------
                                    								$     -    	        $      -
								                                  ===============     ===============

The tax effects of temporary differences and loss carryforwards giving rise to deferred tax (assets) and liabilities are as follows:

                                                        June 30,
                                                  1999           1998
            						                           -------------    ------------
	Net operating loss carryforwards             $(4,697,000)    $(4,681,000)
	Other deferred assets
		Allowance for bad debts	                     	  (29,000)        (27,000)
		Inventory reserves		           	               (182,000)       (314,000)
		Inventory capitalization	            	          (10,000)        (12,000)
		Other deferred assets	           	              (18,000)        (18,000)
						                                       -------------    ------------
	Gross deferred tax (asset)	                   (4,936,000)     (5,052,000)
	Depreciation (deferred liability)                 40,000          94,000
	Other deferred costs			                            3,000          92,000
						                                       -------------    ------------
Net deferred tax (asset)                       (4,893,000)     (4,866,000)
	Deferred tax asset valuation allowance         4,893,000       4,866,000
						                                       -------------    ------------
	Net deferred tax asset		                     $    -           $    -
 						                                      =============    ============



                                       F-14
DATAWORLD SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 1999 and 1998


NOTE I - INCOME TAXES (CONTINUED)

The Company anticipates that for the foreseeable future it will continue to be required to provide a 100% valuation allowance for the tax benefit of its net operating loss carryforwards and temporary differences.

At June 30, 1999, the Company's net operating loss carryforwards aggregate approximately $12,360,000, which expires during fiscal 2006 through 2019.


NOTE J - COMMITMENTS AND CONTINGENCIES

            1.	FAILURE TO FILE TIMELY REPORTS
By letter dated October 21, 1999, the Securities and Exchange Commission (the "Commission") advised the Company that it had failed to file its Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999. In such letter, the Company was advised by the Commission that it reserved the right to bring an enforcement action, as appropriate, at any time.

This failure to file on a timely basis could expose the Company to enforcement actions by the Securities and Exchange Commission, which could included civil penalties against the Company for violations of the reporting requirements of
Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules thereunder. Pursuant to the Exchange Act, the amount of the penalty shall be determined by the court in light of the facts and circumstances; however, for each violation, the amount of the penalty, with regard to a company, cannot exceed the greater of $50,000 or the gross amount of pecuniary gain to the Company as a result of any violation. The Exchange Act provides for substantially greater maximum penalties in the event the violation involved fraud, deceit, manipulation, or deliberate or reckless disregard of a regulatory requirement and/or such violation directly or indirectly resulted in substantial losses or created a significant risk of substantial losses to other persons.

The Company has also failed to file its Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1999.

The Company intends to file its Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 and its Quarterly Reports on Form 10-QSB for the fiscal quarter ended September 30, 1999 all on or before January 20, 2000. No assurances can be given that, notwithstanding the Company's filing of the aforementioned documents on or before the date set forth above, the Commission will not seek to recover civil penalties from the Company. Any such action taken by the Commission could have a material adverse effect on the Company's financial position, liquidity and results of operation. As the Company cannot presently predict, with any certainty, the ultimate outcome of this matter, no amounts have been provided for in the accompanying consolidated financial statements.


                                   F-15
DATAWORLD SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 1999 and 1998


             2.	LEASES
The Company's minimum annual lease commitments under noncancellable operating leases for premises at June 30, 1999 are as follows:

							     Total
							    ------------
						2000	  $  322,653
						2001	     327,223
						2002	     260,899
						2003	      99,216
							    ------------
							      $1,009,991
           ============
Rent expense, including related real estate taxes and other operating charges, was approximately $236,504 for the year ended June 30, 1999. For the fiscal year ended June 30, 1998, the Company did not rent any facilities.


NOTE K - MAJOR CUSTOMER AND VENDORS

The Company's net sales are not dependent on any particular customer. During the fiscal years ended June 30, 1999 and 1998, there were no customers of the Company that accounted for 10% or more of its net sales.

Management believes that the Company is not dependent on any particular supplier. For the fiscal years ended June 30, 1999 and 1998, the Company's suppliers each accounted for less than 10% of the Company's purchases.

NOTE L  - EMPLOYEE PENSION PLAN

The Company participates in a multi-employer, union-sponsored pension plan covering all union employees pursuant to a negotiated labor contract. Pension expense for the defined contribution plan for the years ended June 30, 1999 and 1998 was $71,825 and $25,000, respectively. In the event of the Company's withdrawal from the multi-employer, union-sponsored plan, the Company could be liable for a portion of the plan's underfunding, if any.

NOTE M - OTHER RELATED PARTY TRANSACTIONS

NOTES PAYABLE - AFFILIATE
As of June 30, 1999, amounts due to the affiliate have been discounted at an
interest rate of 10.75 per annum.   The note requires the Company to pay the
affiliate $5,555 per month for 36  months commencing July 1, 1999.




                                    F-16




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of January 2000.

		DATAWORLD SOLUTIONS, INC.

		By:	/s/   Daniel McPhee
				---------------------------
       		Daniel McPhee,
	 		     Chief Executive Officer


		By:	/s/   Nicholas T. Hutzel
				---------------------------
     				Nicholas T. Hutzel,
				     Vice President & Controller






Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 15, 1999 by the following persons in the capacities indicated:


                                  Chairman of the Board, CEO
--------------------------
Daniel McPhee


                                  CEO
--------------------------
Christopher Francis


                                   Director
---------------------------
Ed Goodstein


                                    Director
---------------------------
Albert Roth


                                    Vice President & Controller
---------------------------
Nicholas T. Hutzel