Form 10QSB
period 1999-09-30
VERTEX COMPUTER CABLE & PRODUCTS INC
filed 2000-02-08
CIK 798438

SECURITIES AND EXCHANGE COMMISSION
     Washington, DC  20549


FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 1999
Commission File Number 33-7693

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


	Registrant's telephone number, including area code: (631) 293-1610


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

                                Yes   _X          No _______


On January 1, 2000, 26,824,000 shares of common stock, $.001 par value were outstanding.







Note: This is Page 1 of a document consisting of 13 pages.

            DATAWORLD SOLUTIONS, INC.
         	   TABLE OF CONTENTS





                                                                        PAGE

PART I: FINANCIAL INFORMATION


ITEM 1: UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


  Balance Sheet - September 30, 1999 and June 30, 1999 ..............     3

  Statement of Operations - Three Months Ended
    September 30, 1999 and 1998......................................     4

Statement of Cash flows for the three months ended
    September 30, 1999 and 1998......................................     5

  Notes to Condensed Consolidated Financial Statements..............    6-8



ITEM 2: Management's Discussion and Analysis of Financial Condition
  and Results of Operations..........................................   9-11


PART II- OTHER INFORMATION...........................................    12



SIGNATURES...........................................................    13







DATAWORLD SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	                                            September 30,      June 30,
                                                 1999             1999
                                            ---------------    ------------
ASSETS
CURRENT ASSETS:
  Cash....................................... $    11,606      $     -
Accounts receivable, net of allowance
    for doubtful accounts of $57,000 and
    $67,000 as of September 30, 1999 and
    June 30, 1999, respectively..............   2,778,735        2,157,254
  Inventories, net...........................   1,413,231          918,474
  Prepaid expenses and other current
    assets............................ ......     109,899           71,362
                                              ------------     ------------
  TOTAL CURRENT ASSETS.......................   4,313,471        3,147,090

PROPERTY, PLANT AND EQUIPMENT, net...........     307,715          333,114

GOODWILL.....................................   3,576,828        3,623,280

DEFERRED CHARGES AND OTHER ASSETS............      76,944           74,844
                                              ------------     ------------
TOTAL ASSETS................................. $ 8,274,958      $ 7,178,328
                                              ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current portion of long-term debt.......... $    44,352      $    51,261
  Current portion Notes payable - Affiliate..      66,666           66,666
  Cash overdraft.............................        -              26,120
  Accounts payable and accrued expenses......   3,614,245        2,942,923
  Bankruptcy distributions payable...........     391,000          391,000
                                              ------------     ------------
  		TOTAL CURRENT LIABILITIES ...............   4,164,473        3,477,970

LONG-TERM DEBT, NET OF CURRENT PORTION.......   3,686,782        3,241,987

NOTES PAYABLE - AFFILIATE, net...............     185,167          103,643

SECURED SUBORDINATED DEBENTURES, net.........      84,713           84,713

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Redeemable, Cumulative, Convertible Preferred
    stock, stated value $100 per share,
    authorized 5,000,000 shares, 7,050 issued
    and outstanding, net.....................     705,000          705,000
  Common stock, par value $.001 per share;
    authorized 40,000,000 shares; issued
    and outstanding 26,824,000 shares .......      26,824           26,824
  Accumulated Deficit........................    (529,791)        (461,809)
                                              ------------     ------------
  TOTAL STOCKHOLDERS' EQUITY                      202,033          270,015
                                              ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY.................................... $ 8,274,958      $ 7,178,328
                                              ============     ============
The accompanying notes are an integral part of these financial statements.

DATAWORLD SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                   Three Months Ended
                                                       September 30,
                                                   1999           1998
                                               ------------   ------------
                                                              (See Note 2)

Net sales....................................  $ 3,280,912    $   339,784

Cost of goods sold...........................    2,600,933        188,919
                                               ------------   ------------
Gross profit.................................      679,979        150,865

Selling, general and administrative expenses.      572,178        158,797

Aborted offering and acquisition costs.......         -            36,536
                                               ------------   ------------
Earnings (loss) before interest and
   depreciation .............................      107,801        (44,464)

Interest expense.............................      100,257           -
                                               ------------   ------------
Earnings (loss) before depreciation..........        7,544        (44,464)

Depreciation and amortization................       75,526           -
                                               ------------   ------------

Net loss                                       $   (67,982)   $   (44,464)
                                               ============   ============


Share Information

Basic and diluted loss per share.............  $     (.003)   $     (.002)
                                               ============   ============

Weighted average number of common shares
 outstanding.................................   26,824,000     26,824,000
                                               ============   ============


















The accompanying notes are an integral part of these financial statements. DATAWORLD SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
 (Unaudited)
                                                         Three Months Ended
                                                            September 30,
                                                         1999           1998
                                                   ------------ -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stock..............  $   (67,982) $ (2,472,309)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization..................       69,751       419,779
    Provision for losses on accounts receivable....         -           80,000
  Provision for slow-moving and obsolete
    inventories....................................         -           70,000
  Loss on extinquishment of debt...................         -          120,000
Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable.....     (621,481)      289,677
    (Increase) in inventories......................     (494,756)   (1,012,017)
    (Increase) decrease in prepaid expenses and
      other current assets.........................      (38,536)      464,210
    (Increase) in other assets.....................       (2,100)      (67,262)
    Increase in accounts payable and
      accrued expenses.............................      676,633     2,239,175
                                                     ------------   -----------
  Net cash provided by operating activities........     (478,471)      131,253
                                                     ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures............................            -         (112,398)
  Proceeds from sale of headquarters, net.........          -        2,086,502
                                                     -----------    -----------
  Net cash provided by investing activities.......          -        1,974,104
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under debt and loan agreements.........    3,492,365    16,767,905
 Loan from affiliate...............................       73,000         -
 Debt repayments...................................   (3,075,288)  (18,607,141)
                                                     ------------  ------------
Net cash provided by (used in) financing
  activities.......................................      490,077    (1,839,236)
                                                     ------------  ------------
NET INCREASE IN CASH...............................       11,606       282,574

CASH at beginning of period........................         -           73,230
                                                     ------------  ------------
CASH at end of period..............................  $    11,606   $   355,804
                                                     ============  ============
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                         $   100,257   $   528,432
                                                     ============  ============









DATAWORLD SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. 	BASIS OF PRESENTATION
DATAWORLD SOLUTIONS, INC., (the "Company") formerly known as Vertex Computer Cable & Products, Inc. operates primarily in one business segment - assembly and distribution of electronic wire, cable and related products used primarily for data communication and distribution. The principal market for the Company's products is in the United States.

The condensed consolidated balance sheet as of September 30, 1999 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the three months ended September 30, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and changes in cash flows at September 30, 1999 and for all periods presented have been made.

The comparative condensed statements of income for the three months ended September 30, 1998 include only the operations of DataWorld Solutions, Inc. ("DataWorld") for the three month ended September 30, 1998. The results of operations of Vertex Computer Cable & Products, Inc. ("Vertex") are not included in the condensed results of operations since the merger (see Note 2) did not conclude until December 17, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

2.	MERGER
On December 17, 1998, the Company, formerly known as Vertex Computer Cable & Products, Inc., entered into an agreement with a privately held distributor, DataWorld Solutions, Inc. ("Old DataWorld"), the principal shareholders of DataWorld Solutions, Inc. who where Daniel McPhee and Christopher Francis, TW Cable, LLC. and Edward Goodstein, the Company's then chairman and principal shareholder. Pursuant to the agreement, (i) Vertex acquired all the outstanding shares of Old Dataworld in exchange for the issuance of 1,500,000 shares of the Company's common stock (ii) TW forgave approximately $2,300,000 in principal face amount of secured subordinated debt and all accrued interest relating thereto, (iii) TW forgave $280,000 of indebtedness, contributed $400,000 cash and arranged for approximately $400,000 of TW funds held in escrow for the benefit of Vertex's creditors to be released to such creditors as payment on behalf of Vertex in exchange for 6,000 shares of the Company's newly issued $6 Senior Cumulative Convertible Preferred Stock having a stated value of $100 per share, and (iv) Messrs. McPhee and Francis purchased 17,000,000 shares of the Company's common stock from TW for $200,000. As a result of the above, Messrs. McPhee and Francis collectively own approximately 69% of the Company's common stock and effective December 18, 1998 Messrs. McPhee and Francis became the Company's Chief Executive Officer and Chief Operating Officer, respectively. Thereafter in May 1999, Vertex, the surviving entity, merged with Old DataWorld and changed its name to DataWorld Solutions, Inc. Thereafter in July 1999, the Company's certificate of incorporation was amended to reflect a change in the Company's par value for common stock from $.10 to $.001 per share.

DATAWORLD SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. 	MERGER (CONTINUED)

Mr. McPhee became Chairman of the Board of Directors as a result of DataWorld's purchase of the Vertex shares.

The merger was accounted for under the purchase method of accounting as a reverse acquisition of Vertex by Old DataWorld. Accordingly, the assets acquired and liabilities assumed of Vertex were recorded at their estimated fair values of approximately $2,070,000 and $4,958,000, respectively. On the date of the merger the fair value of Vertex's liabilities (after considering the above mentioned forgiveness and capital contributions) exceeded the fair value of net assets by approximately $2,888,000. The comparative condensed statements of income for the three months ended September 30, 1998 include only the operations of Old DataWorld Solutions, Inc. for the three month ended September 30, 1998. The results of operations of Vertex are not included in the condensed results of operations since the merger (see
Note 2) did not conclude until December 17, 1998. Pro-forma financial results as defined below, are presented in these notes and in Management's Discussion and Analysis section, as if Old DataWorld and Vertex had been combined as of the beginning of the applicable period involved. This pro-forma information does not purport to be indicative of what would have occurred had the acquisition, in fact, occurred on the beginning date of the applicable period involved nor of results that may occur in the future.

		The following table summarizes the assets acquired and liabilities assumed from Vertex:

Current Assets            $(1,651,000)
Fixed Assets                 (383,000)
Other Assets                  (36,000)
Liabilities assumed         4,958,000
Deemed common stock
   issued                     832,000
                         -------------
Goodwill	             			$  3,720,000
	 					                  =============
A pro-forma unaudited consolidated statement of operations has been presented below as though Vertex had been acquired as of July 1, 1998.
This pro-forma information does not purport to be indicative of what would have occurred had the acquisition been made as of July 1, 1998 or of results which may occur in the future.

   								               Three-Month Period Ended
										                  September 30, 1998

		Net sales		             				  $ 1,994,000
				Cost of goods sold				        1,657,000
                                -----------
				Gross Profit					           $   337,000
											                     ============
				Net loss attributable
  				  to common stock	    			 $  (589,000)
										                    	 ============
				Basic loss per share 			    $      (.02)
											                     ============


DATAWORLD SOLUTIONS, INC.
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. 	INVENTORIES
Inventory consists principally for products held for sale.  The
Company regularly reviews its inventory for obsolete and slow-moving items which includes reviews of inventory levels of certain product lines and an evaluation of the inventory based on changes in technology and markets. As of September 30, 1999 and June 30, 1999, the allowance for obsolete and slow-moving inventory was
approximately $647,000.
  			                           September 30,        June 30,
	   	           	                   1999               1999
                               --------------      ------------
 		Raw Materials	               $1,369,104         $   869,506
			Work in Process	                  8,492              32,563
			Finished Goods	                  35,635              16,405
                               -------------       ------------
	 		Inventories, net	           $1,413,231         $   918,474
                               =============       ============
4. LONG-TERM DEBT
 Long-term debt consists of the following:          September 30,   June 30,
                                                       1999          1999
                                                    ------------ -----------
      Revolving asset-based loan (a)..............  $ 3,686,782  $ 3,236,129
      Capitalized lease obligations (b)...........       44,352       57,119
                                                    ------------ -----------
                                                      3,731,134    3,293,248
      Less current portion of long-term debt......       44,352       51,261
                                                    ------------ -----------
                                                    $ 3,686,782  $ 3,241,987
                                                    ============ ===========

a. The Company has a financing agreement ("Agreement") with a financial institution which, as amended, provides for maximum borrowings of $5,000,000 through January 31, 2001. Total borrowings are limited to 85% of eligible accounts receivable (constituting those amounts outstanding 90 days or less) and 50% of eligible accounts receivable outstanding between 91 and 120 days, and 40% of regular inventories and 10% of slow moving inventory. The Company is required to pay interest at prime plus 2 1/2% and a commitment fee of 1% per annum. Borrowings under the agreement are collateralized by all assets of the Company.
The agreement, as amended, requires the Company to maintain a deficiency in tangible net worth of not more than $3,500,000 and a deficiency in Working Capital of not more than $3,800,000, as defined.

5. SUBSEQUENT EVENT
On December 16, 1999, the Company issued to a non affiliated party a Convertible Debentures for a principal amount of $250,000. The debenture accrues interest at a rate of 2 1/4% over prime rate and is payable semi-annually commencing on June 1, 2000. The entire principal balance plus any accrued and unpaid interest shall be payable on November 30, 2004 (the "Maturity Date"). The debenture holder was granted warrants which shall permit the holder to purchase up to a maximum of three hundred thousand (300,000) shares of the Company's common stock at fifty ($.50) cents per share. If at anytime prior to the Maturity Date, the common stock of the Company reaches or exceeds an average bid price of $1.50 per share over a period of thirty (30) consecutive business days, as quoted on any exchange or electronic market on which the stock is regularly quoted, then the principal amount of the debenture then outstanding shall automatically be converted into fully paid and nonassessable shares of common stock of the Company at a conversion price of $1.00 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Quarter Ended September 30, 1999
Old DataWorld Solutions, Inc. was incorporated on January 7, 1998 and commenced operations on March 1, 1998, therefore the Company can provide limited comparative financial information with respect to the separate results of Old DataWorld and Vertex. For the purposes of additional comparative analysis, the Company has included in its Notes to Condensed Consolidated Financial Statements, pro-forma comparative results which include the historical results of Vertex for all periods presented.

Net sales for the quarter ended September 30, 1999 were approximately $3,281,000. Net sales for the quarter ended September 30, 1998 were approximately $340,000. This increase is a result of Old DataWorld merging with Vertex, as well as an increase in sales of distribution products from Old DataWorld.

Gross profit for the quarter ended September 30, 1999 was approximately $680,000. Gross profit as a percentage of sales was 20.7% for the quarter ended September 30, 1999. Gross profit for the period ended September 30, 1998 was approximately $151,000. This increase in Gross profit is a result of increased sales volume in the current period.

Selling, general and administrative expenses were approximately $572,000 or 17.4% for the quarter ended September 30, 1999. For the period ended September 30, 1998 Selling, general and administrative expenses were approximately $159,000. The increase is a result of Old DataWorld merging with Vertex which increased expenses for administrative personnel, sales personnel, insurance expenses and professional fees.

Interest expense for the quarter ended September 30, 1999 was approximately $100,000. This interest was incurred by to the Company's revolving credit facility.
























MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Financial Condition
As of September 30, 1999

Current assets at September 30, 1999 were approximately $4,313,000 and working capital of approximately $149,000 at September 30, 1999. The working capital at September 30, 1999 is not sufficient to meet the Company's current liquidity needs. Under the Vertex Plan of Reorganization, the Company is required to pay the unsecured creditors under a payment arrangement. Currently the Company has not made its required payment and is working to extend or modify the payment terms. The Company is also exploring opportunities to further reduce operating costs and to obtain additional sources of working capital. However, there can be no assurances that new management will be successful in further reducing operating costs or obtaining additional sources of working capital.

The Company's revolving credit facility is providing availability based on combined accounts receivable and inventory of the merged entities. As of September 30, 1999, the Company was not in compliance with the original financial covenants, however, on January 13, 2000, the Company's lender amended the revolving credit facility and as of such date the Company is in compliance with the terms of the agreement.

On December 16, 1999, the Company issued to a non affiliated party a Convertible Debentures for a principal amount of $250,000. The debenture accrues interest at a rate of 2 1/4% over prime rate and is payable semi-annually commencing on June 1, 2000. The entire principal balance plus any accrued and unpaid interest shall be payable on November 30, 2004 (the "Maturity Date"). The debenture holder was granted warrants which shall permit the holder to purchase up to a maximum of three hundred thousand (300,000) shares of the Company's common stock at fifty ($.50) cents per share. If at anytime prior to the Maturity Date, the common stock of the Company reaches or exceeds an average bid price of $1.50 per share over a period of thirty (30) consecutive business days, as quoted on any exchange or electronic market on which the stock is regularly quoted, then the principal amount of the debenture then outstanding shall automatically be converted into fully paid and nonassessable shares of common stock of the Company at a conversion price of $1.00 per share.

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






Dated: February 4, 2000