Form 10QSB
period 1999-12-31
VERTEX COMPUTER CABLE & PRODUCTS INC
filed 2000-02-29
CIK 798438

SECURITIES AND EXCHANGE COMMISSION
     Washington, DC  20549


FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 1999
Commission File Number 33-7693

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

                                      Yes   _X          No _______


On February 15, 2000, 26,824,000 shares of common stock, $.001 par value were outstanding.






Note: This is Page 1 of a document consisting of 16 pages.

       DATAWORLD SOLUTIONS, INC.
	        TABLE OF CONTENTS





                                                                        PAGE

PART I: FINANCIAL INFORMATION


ITEM 1: UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


  Balance Sheet - December 31, 1999 and June 30, 1999 ..............     3

  Statement of Operations - Three Months Ended
    December 31, 1999 and 1998......................................     4

  Statement of Operations - Six Months Ended
    December 31, 1999 and 1998......................................     5

  Statement of Cash flows for the six months ended
    December 31, 1999 and 1998......................................     6

  Notes to Condensed Consolidated Financial Statements..............    7-11



ITEM 2: Management's Discussion and Analysis of Financial Condition
  and Results of Operations..........................................  12-15


PART II- OTHER INFORMATION...........................................    16



SIGNATURES...........................................................    17


DATAWORLD SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	                                               December 31,      June 30,
ASSETS                                             1999             1999
CURRENT ASSETS:                               -------------    -----------
  Cash....................................... $    22,797      $     -
Accounts receivable, net of allowance
    for doubtful accounts of $66,000 and
    $67,000 as of December 31, 1999 and
    June 30, 1999, respectively..............   3,016,263        2,157,254
  Inventories, net...........................   1,010,226          918,474
  Prepaid expenses and other current assets..      92,934           71,362
                                              ------------     ------------
  TOTAL CURRENT ASSETS.......................   4,142,220        3,147,090

PROPERTY, PLANT AND EQUIPMENT, net...........     445,128          333,114

GOODWILL.....................................   3,531,630        3,623,280

DEFERRED CHARGES AND OTHER ASSETS............     130,529           74,844
                                              ------------     ------------
TOTAL ASSETS................................. $ 8,249,507      $ 7,178,328
                                              ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current portion of long-term debt.......... $    35,414      $    51,261
  Current portion Notes payable - Affiliate..      66,666           66,666
  Cash overdraft.............................        -              26,120
  Accounts payable and accrued expenses......   2,918,249        2,942,923
  Bankruptcy distributions payable...........     391,000          391,000
                                              ------------     ------------
  		TOTAL CURRENT LIABILITIES ...............   3,411,329        3,477,970

LONG-TERM DEBT, NET OF CURRENT PORTION.......   4,123,225        3,241,987

NOTES PAYABLE - AFFILIATE, net...............     183,667          103,643

SECURED SUBORDINATED DEBENTURES, net.........     335,433           84,713

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Redeemable, Cumulative, Convertible Preferred
    stock, stated value $100 per share,
    authorized 5,000,000 shares, 7,050 issued
    and outstanding, net.....................     705,000          705,000
  Common stock, par value $.001 per share;
    authorized 40,000,000 shares; issued
    and outstanding 26,824,000 shares .......      26,824           26,824
	Additional paid in capital - ...............    	 51,000           		-
  Accumulated Deficit........................    (586,971)        (461,809)
                                               -----------     ------------
  TOTAL STOCKHOLDERS' EQUITY                      195,853          270,015
                                               -----------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY.................................... $ 8,249,507      $ 7,178,328
                                              ============     ============


The accompanying notes are an integral part of these financial statements.

DATAWORLD SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                   Three Months Ended
                                                       December 31,
                                                   1999           1998
                                              													  (See Note 2)
                                               ------------   -----------
Net sales....................................  $ 3,055,460    $ 1,104,415

Cost of goods sold...........................    2,164,649        906,646
                                               ------------   ------------
Gross profit.................................      890,811        197,769

Selling, general and administrative expenses.      746,572        458,010
                                               ------------   ------------
Earnings (loss) before interest and
   depreciation and amortization.............      144,239       (260,241)

Interest expense.............................      118,273         40,915
                                               ------------    -----------
Earnings (loss) before depreciation and
   amortization                                     25,966       (301,156)

Depreciation and amortization................       83,145           -
                                               ------------   ------------

Net loss                                       $   (57,179)   $  (301,156)
                                               ============   ============


Share Information


Basic and diluted loss per share.............  $     (.002)   $     (.01)
                                               ============   ===========

Weighted average number of common shares
 outstanding.................................   26,824,000     26,824,000
                                              ============     ==========

The accompanying notes are an integral part of these financial statements.





DATAWORLD SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                    Six Months Ended
                                                      December 31,
                                                   1999           1998
                                              													  (See Note 2)
                                               ------------   ------------
Net sales....................................  $ 6,336,372    $ 1,444,199

Cost of goods sold...........................    4,765,582      1,095,565
                                               ------------   ------------
Gross profit.................................    1,570,790        348,634

Selling, general and administrative expenses.    1,318,030        616,803

Aborted offering and acquisition costs.......         -            36,536
                                                -----------   ------------
Earnings (loss) before interest and
   depreciation and amortization.............      252,760       (304,705)

Interest expense.............................      218,530         40,915
                                                -----------    -----------
Earnings (loss) before depreciation and
   amortization                                     34,230       (345,620)

Depreciation and amortization................      159,391           -
                                               -------------  -------------

Net loss                                       $  (125,161)   $  (345,620)
                                               =============  =============


Share Information


Basic and diluted loss per share.............  $     (.005)   $     (.01)
                                               ============   ===========

Weighted average number of common shares
 outstanding.................................   26,824,000     26,824,000
                                               ============    ===========


The accompanying notes are an integral part of these financial statements.


DATAWORLD SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
 (Unaudited)
                                                          Six Months Ended
                                                            December 31,
                                                       1999         1998
                                                  -----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................... $ (125,161)  $   (345,620)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization..................    159,901         12,804
Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable.....   (859,009)      (515,496)
    (Increase) in inventories......................    (91,752)      (167,720)
    Decrease in prepaid expenses and other
      current assets...............................    (21,572)          -
    (Increase) in other assets.....................     (5,195)        18,904
    (Decrease) increase in accounts payable and
      accrued expenses.............................    (24,674)       357,955
                                                     ----------    -----------
  Net cash used in operating activities............   (967,462)      (639,173)
                                                     ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...............................   (178,675)          -
  Acquisition of Vertex, net.......................	     -            (74,795)
                                                     ----------     ----------
  Net cash used in investing activities............	  (178,675)       (74,795)
                                                     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under debt and loan agreements.......    6,798,044        212,660
 Issuance of preferred stock.....................        -	         	 400,000
 Issuance of subordinated debenture..............      250,000           -
 Loan from affiliate.............................       73,000           -
 Cash overdraft..................................	       -		           81,308
 Debt repayments.................................   (5,952,110)          -
                                                    -----------     ----------
Net cash provided by (used in) financing
  activities.....................................    1,168,934        693,968
                                                    -----------     ----------
NET INCREASE IN CASH.............................       22,797        (20,000)

CASH at beginning of period......................         -            20,000
                                                    -----------     ----------
CASH at end of period............................   $   22,797      $   -0-
                                                    ===========     ==========


Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                        $   218,021     $  37,812
                                                    ============    ==========

Non cash financing transaction:
Warrants issued in connection with
   Subordinated debenture                           $    51,000     $    -
                                                    ============    ==========

DATAWORLD SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. 	BASIS OF PRESENTATION
DATAWORLD SOLUTIONS, INC., (the "Company") formerly known as Vertex Computer Cable & Products, Inc. operates primarily in one business segment - assembly and distribution of electronic wire, cable and related products used primarily for data communication and distribution. The principal market for the Company's products is in the United States.

The condensed consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the three and six months ended December 31, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and changes in cash flows at December 31, 1999 and for all periods presented have been made.

The comparative condensed statements of income for the three and six months ended December 31, 1998 include only the operations of DataWorld Solutions, Inc. ("DataWorld"). The results of operations of Vertex Computer Cable & Products, Inc. ("Vertex") for the period October 1, 1999 through December 16, 1999 are not included in the comparative condensed results of operations since the merger (see Note
2) did not conclude until December 17, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of businesss. For the six months ened December 31, 1999, the Company incurred a net loss from operations of $125,611 and working capital of $730,891 is not sufficient to fund the Company's operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

In December 1999, the Company received $250,000 from the issuance of a subordinated debenture (see note 5) and in January 2000 the Company's lender increased the Company's maximum borrowing limit to $5,000,000, as defined.




DATAWORLD SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	MERGER
On December 17, 1998, the Company, formerly known as Vertex Computer Cable & Products, Inc., entered into an agreement with a privately held distributor, DataWorld Solutions, Inc. ("Old DataWorld"), the principal shareholders of DataWorld Solutions, Inc. who where Daniel McPhee and Christopher Francis, TW Cable, LLC. and Edward Goodstein, the Company's then chairman and principal shareholder. Pursuant to the agreement, (i) Vertex acquired all the outstanding shares of Old Dataworld in exchange for the issuance of 1,500,000 shares of the Company's common stock (ii) TW forgave approximately $2,300,000 in principal face amount of secured subordinated debt and all accrued interest relating thereto, (iii) TW forgave $280,000 of indebtedness, contributed $400,000 cash and arranged for approximately $400,000 of TW funds held in escrow for the benefit of Vertex's creditors to be released to such creditors as payment on behalf of Vertex in exchange for 6,000 shares of the Company's newly issued $6 Senior Cumulative Convertible Preferred Stock having a stated value of $100 per share, and (iv) Messrs. McPhee and Francis purchased 17,000,000 shares of the Company's common stock from TW for $200,000. As a result of the above, Messrs. McPhee and Francis collectively own approximately 69% of the Company's common stock and effective December 18, 1998 Messrs. McPhee and Francis became the Company's Chief Executive Officer and

Chief Operating Officer, respectively. Thereafter, in May 1999, Vertex, the surviving entity, merged with Old DataWorld and changed its name to DataWorld Solutions, Inc. Further, in July 1999, the Company's certificate of incorporation was amended to reflect a change in the Company's par value for common stock from $.10 to $.001 per share. Mr. McPhee became Chairman of the Board of Directors as a result of DataWorld's purchase of the Vertex shares.

The merger was accounted for under the purchase method of accounting as a reverse acquisition of Vertex by Old DataWorld. Accordingly, the assets acquired and liabilities assumed of Vertex were recorded at their estimated fair values of approximately $2,070,000 and $4,958,000, respectively. On the date of the merger the fair value of Vertex's liabilities (after considering the above mentioned forgiveness and capital contributions) exceeded the fair value of net assets by approximately $2,888,000. The comparative condensed statements of income for the three months ended December 31, 1998 include only the operations of Old DataWorld Solutions, Inc. for the three months ended December 31, 1998. The results of operations of Vertex are not included in the condensed results of operations since the merger (see
Note 2) did not conclude until December 17, 1998. Pro-forma financial results as defined below, are presented in these notes and in Management's Discussion and Analysis section, as if Old DataWorld and Vertex had been combined as of the beginning of the applicable period involved. This pro-forma information does not purport to be indicative of what would have occurred had the acquisition, in fact, occurred on the beginning date of the applicable period involved nor of results that may occur in the future.


DATAWORLD SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  MERGER (CONTINUED)


		The following table summarizes the assets acquired and liabilities assumed from Vertex:

Current Assets            $(1,651,000)
Fixed Assets                 (383,000)
Other Assets                  (36,000)
Liabilities assumed         4,958,000
Deemed common stock
   issued                     832,000
                         -------------
Goodwill		             		$  3,720,000
                         =============

A pro-forma comparative unaudited consolidated statement of operations for the three and six month periods ended December 31, 1999 has been presented below as though Vertex had been acquired as of July 1, 1998. This pro-forma information does not purport to be indicative of what would have occurred had the acquisition been made as of July 1, 1998 or of results which may occur in the future.

            						     	Three-Month Period Ended
										                 December 31, 1998
                        ------------------------
   	Net sales		            	 $ 2,091,000
				Cost of goods sold				     1,902,000
                             ------------
				Gross Profit					        $   189,000
											                  ============
				Net loss attributable
  				  to common stock		 		 $  (752,000)
											                  ============
				Basic loss per share 			 $      (.03)
											                  ============

                 						 Six-Month Period Ended
										                December 31, 1998
                        -----------------------
   	Net sales			             $ 4,085,000
				Cost of goods sold				     3,559,000
                             ------------
				Gross Profit					        $   526,000
										                 	 ============
				Net loss attributable
  				  to common stock		 		 $(1,531,000)
											                  ============
				Basic loss per share 			 $      (.06)
											                  ============


DATAWORLD SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3. 	INVENTORIES

Inventory consists principally of products held for sale.  The
Company regularly reviews its inventory for obsolete and slow-moving items which includes reviews of inventory levels of certain product lines and an evaluation of the inventory based on changes in technology and markets. As of December 31, 1999 and June 30, 1999, the allowance for obsolete and slow-moving inventory was
approximately $647,000.
  			                        December 31,     	   June 30,
    	           	   		           1999               1999
                            --------------      --------------
			Raw Materials	             $  981,003         $   869,506
			Work in Process	                1,280              32,563
			Finished Goods	                27,943              16,405
                              ----------         ------------
	 		Inventories, net	         $1,010,226         $   918,474
                              ==========         ============

4. LONG-TERM DEBT

 Long-term debt consists of the following:         December 31,    June 30,
                                                       1999          1999
                                                  -------------- ------------
      Revolving asset-based loan (a)..............  $ 4,003,737  $ 3,236,129
      Capitalized lease obligations ..............      154,902       57,119
                                                    -----------  -----------
                                                      4,158,639    3,293,248
      Less current portion of long-term debt......       35,414       51,261
                                                    -----------  -----------
                                                    $ 4,123,225  $ 3,241,987
                                                    ===========  ===========

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


DATAWORLD SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5. SECURED SUBORDINATED DEBENTURE

On December 16, 1999, the Company issued to a non-affiliated party a Convertible Debenture for a principal amount of $250,000. The debenture accrues interest at a rate of 2 1/4% over prime rate and is payable semi-annually commencing on June 1, 2000. The entire principal balance plus any accrued and unpaid interest shall be payable on November 30, 2004 (the "Maturity Date"). In connection with the issuance of the convertible debenture, the debenture holder was granted warrants, expiring November 30, 2004, which shall permit the holder to purchase up to a maximum of three hundred thousand (300,000) shares of the Company's common stock at fifty ($.50) cents per share. The Company has recorded the estimated fair value of the warrants (51,000) and will recognize such amount as additional interest expense. Such warrants are exercisable until the earlier of: (i) the Maturity Date, (ii) thirty (30) days after the Company sends a notice to the debenture holder advising the debenture holder that the principal balance of this Debenture will be automatically converted to common stock of the Comapny at $1.00 per share or (iii) thirty
(30) days after the Company sends a notice to the debenture holder, as defined. If at anytime prior to the Maturity Date, the common stock of the Company reaches or exceeds an average bid price of $1.50 per share over a period of thirty (30) consecutive business days, as quoted on any exchange or electronic market on which the stock is regularly quoted, then the principal amount of the debenture then outstanding shall automatically be converted into fully paid and non-assessable shares of common stock of the Company at a conversion price of $1.00 per share.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations
Six Months Ended December 31, 1999

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

Net sales for the six months ended December 31, 1999 were approximately $6,336,000. Net sales for the six months ended December 31, 1998 were approximately $1,444,000. This increase is a result of Old DataWorld merging with Vertex, as well as an increase in sales of distribution products from Old DataWorld.

Gross profit for the six months ended December 31, 1999 was approximately $1,571,000. Gross profit as a percentage of sales was 24.8% for the six months ended December 31, 1999. Gross profit for the period ended December 31, 1998 was approximately $349,000. This increase in gross profit is a result of increased sales volume in the current period.

Selling, general and administrative expenses were approximately $1,318,000 or 20.8% for the six months ended December 31, 1999. For the period ended December 31, 1998 selling, general and administrative expenses were approximately $617,000. The increase is a result of Old DataWorld merging with Vertex, which increased expenses for administrative personnel, sales personnel, insurance expenses and professional fees.

Interest expense for the six months ended December 31, 1999 was approximately $218,000. This interest was incurred pursuant to the Company's revolving credit facility.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Quarter Ended December 31, 1999

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

Net sales for the quarter ended December 31, 1999 were approximately $3,055,000. Net sales for the quarter ended December 31, 1998 were approximately $1,104,000. This increase is a result of Old DataWorld merging with Vertex, as well as an increase in sales of distribution products from Old DataWorld.

Gross profit for the quarter ended December 31, 1999 was approximately $891,000. Gross profit as a percentage of sales was 29.2% for the quarter ended December 31, 1999. Gross profit for the period ended December 31, 1998 was approximately $198,000. This increase in Gross profit is a result of increased sales volume in the current period as well as the Company continued efforts to streamline costs and its enhanced purchasing capabilities.

Selling, general and administrative expenses were approximately $747,000 or 24.5% for the quarter ended December 31, 1999. For the period ended December 31, 1998 selling, general and administrative expenses were approximately $459,000. The increase is a result of Old DataWorld merging with Vertex, which increased expenses for administrative personnel, sales personnel, insurance expenses and professional fees.

Interest expense for the quarter ended December 31, 1999 was approximately $118,000. This interest was incurred pursuant to the Company's revolving credit facility.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Financial Condition
As of December 31, 1999

Current assets at December 31, 1999 were approximately $4,142,000 and working capital of approximately $731,000 at December 31, 1999. The working capital at December 31, 1999 is not sufficient to meet the Company's current liquidity needs. Under the Vertex Plan of Reorganization, the Company is required to pay the unsecured creditors under a payment arrangement. Currently the Company has not made its required payment and is working to extend or modify the payment terms. The Company is also exploring opportunities to further reduce operating costs and to obtain additional sources of working capital. However, there can be no assurances that new management will be successful in further reducing operating costs or obtaining additional sources of working capital.

The Company's revolving credit facility is providing availability based on combined accounts receivable and inventory of the merged entities. As of December 31, 1999, the Company was not in compliance with the original financial covenants, however, on January 13, 2000, the Company's lender amended the revolving credit facility and as of such date the Company is in compliance with the terms of the agreement.

On December 16, 1999, the Company issued to a non-affiliated party a Convertible Debenture for a principal amount of $250,000. The debenture accrues interest at a rate of 2 1/4% over prime rate and is payable semi-annually commencing on June 1, 2000. The entire principal balance plus any accrued and unpaid interest shall be payable on November 30, 2004 (the "Maturity Date"). The debenture holder was granted warrants which shall permit the holder to purchase up to a maximum of three hundred thousand (300,000) shares of the Company's common stock at fifty ($.50) cents per share. If at anytime prior to the Maturity Date, the common stock of the Company reaches or exceeds an average bid price of $1.50 per share over a period of thirty (30) consecutive business days, as quoted on any exchange or electronic market on which the stock is regularly quoted, then the principal amount of the debenture then outstanding shall automatically be converted into fully paid and non-assessable shares of common stock of the Company at a conversion price of $1.00 per share.

YEAR 2000
The Year 2000 issue is the result of computer programs, which were written using two digits rather than four to define the applicable year. For example, date-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. Such misrecognition could result in system failures, or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


YEAR 2000 (CONTINUED)

The Company has evaluated its programs to prepare computer systems and applications for the Year 2000. The Company has replaced its internal systems by acquiring a Year 2000 compliant system. The Company estimates the replacement of hardware and software to cost approximately $175,000. This cost will be accounted for as a capital lease in the fiscal year ended June 30, 2000. The replacement project is in its final stages. Notwithstanding the late arrival of Year 2000 compliant software, the Company anticipates being Year 2000 compliant by December 31, 1999 and has provided stand alone software for its bill of material (a detailed list of parts needed to build an end product) manufacturing operations. The Company's manufacturing equipment is not data-sensitive and therefore will not have any lapse in processing time. The Company expects to incur additional internal staff costs as well as consulting and other expenses related to any enhancements of the systems. Management believes that the additional costs to enhance such applications will not be material to the Company.

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

           (a)  Exhibits
									                 EX-27 Financial Data Schedule


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






Dated: February 29, 2000