Form 10QSB/A
period 1999-12-31
VERTEX COMPUTER CABLE & PRODUCTS INC
filed 2000-03-10
CIK 798438

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

                                      Yes   ___X___      No _______

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                      Yes   ___X___      No _______


On February 15, 2000, 26,824,000 shares of common stock, $.001 par value were outstanding.




Note: This is Page 1 of a document consisting of 16 pages.