Form 10-Q
period 2000-03-31
DATAWORLD SOLUTIONS INC
filed 2000-05-15
CIK 798438

SECURITIES AND EXCHANGE COMMISSION
     Washington, DC  20549


FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2000
Commission File Number 33-7693

___________________________________________________________________________

DATAWORLD SOLUTIONS, INC.
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              		    Yes   _X         No _______

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                              		     Yes   _X          No _______


On May 1, 2000, 29,044,000 shares of common stock, $.001 par value were outstanding.



Note: This is Page 1 of a document consisting of 15 pages.


            DATAWORLD SOLUTIONS, INC.
    	        TABLE OF CONTENTS




PART I: FINANCIAL INFORMATION


ITEM 1: UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


  Balance Sheet - March 31, 2000 and June 30, 1999 ....................     3

  Statement of Operations - Three Months Ended
    March 31, 2000 and 1999............................................     4

  Statement of Operations - Nine Months Ended
    March 31, 2000 and 1999............................................     5

Statement of Cash flows for the nine months ended
    March 31, 2000 and 1999............................................     6

  Notes to Condensed Consolidated Financial Statements.................    7-11



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS ..................... 12-13


PART II- OTHER INFORMATION..............................................    14



SIGNATURES..............................................................    15





DATAWORLD SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	                                            			          March 31,   June 30,
ASSETS                                      			             2000        1999
CURRENT ASSETS:
  Cash.............................................    $    23,980 		$   -
  Accounts receivable, net of allowance for doubtful
    accounts of $42,000 and $67,000 as of March 31,
    2000 and June 30, 1999, respectively...........     	3,079,559    2,157,254
  Inventories, net.................................     	1,326,498      918,474
  Prepaid expenses and other current assets........  	      97,026       71,362
                                                        -----------   ---------
		TOTAL CURRENT ASSETS.............................      4,527,063    3,147,090

PROPERTY, PLANT AND EQUIPMENT, net.................	       412,821      333,114
GOODWILL...........................................     	3,486,432    3,623,280
DEFERRED CHARGES AND OTHER ASSETS..................         80,042       74,844
                                                         ----------   ----------
TOTAL ASSETS.......................................    $ 8,506,358 	$ 7,178,328
                                                       ===========  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current portion of long-term debt................    $    33,881		$    51,261
  Current portion Notes payable - Affiliate........         66,666       66,666
  Cash overdraft................................... 	         -          26,120
  Notes Payable - Non-Affiliates, net..............        280,000         -
  Accounts payable and accrued expenses............      3,180,616 	  2,942,923
  Bankruptcy distributions payable................. 		     341,000      391,000
                                                         ----------   ----------
		TOTAL CURRENT LIABILITIES........................      3,902,163    3,477,970

LONG-TERM DEBT, NET OF CURRENT PORTION.............      3,956,103    3,241,987
NOTES PAYABLE - AFFILIATE, net.....................	       124,834	     103,643
SECURED SUBORDINATED DEBENTURES, net...............         85,793       84,713

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Redeemable, Cumulative, Convertible Preferred stock,
    stated value $100 per share,  authorized 5,000,000
    shares, 7,050 issued and outstanding, net......        705,000      705,000
  Common stock, par value $.001 per share; authorized
   40,000,000 shares; issued and outstanding 27,244,000
   shares .........................................         29,044       26,824
  Additional paid in capital.......................        272,215         -
  Accumulated Deficit..............................       (568,794)    (461,809)
                                                         ----------   ----------
  TOTAL STOCKHOLDERS' EQUITY.......................        437,465      270,015
                                                         ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY..........................................   $  8,506,358 	$ 7,178,328
                                                      ============  ============


The accompanying notes are an integral part of these financial statements.

DATAWORLD SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                 					Three Months Ended
                         			   					                       March 31,
 						                                              2000    	        1999
                                                   ----------     -----------
                                                                  (See Note 2)

Net sales..................................       $ 3,616,823   	$   1,857,862

Cost of goods sold.........................         2,815,525  	     1,506,867
                                                  -----------    --------------
Gross profit...............................      	    801,298          350,995

Selling, general and administrative expenses..        585,472          804,676
                                                  -----------    --------------
Earnings (loss) before interest and
   depreciation and amortization...........      	    215,826         (453,681)

Interest expense...........................           115,280           64,550
                                                  -----------    --------------
Earnings (loss) before depreciation and amortization. 100,546         (518,231)

Depreciation and amortization..............            82,370             -
                                                  -----------    --------------

Net income (loss)..........................      $     18,176      $  (518,231)
                                                 =============   ===============


Share Information

Basic and diluted income (loss) per share..      $       .001    	 $      (.02)
                                                 =============    ==============
Weighted average number of common shares
 outstanding...............................        28,494,540       26,824,000
                                                 =============     ============





The accompanying notes are an integral part of these financial statements.

DATAWORLD SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                    					Nine Months Ended
                        			                       				        March 31,
					                                                     2000    	     1999
                                                       -----------  ------------
												                                                        (See Note 2)

Net sales...........................................	 $ 9,953,195 	 $ 3,302,061

Cost of goods sold..................................	   7,674,045     2,602,432
                                                      ------------  ------------
Gross profit........................................    2,279,150       699,629

Selling, general and administrative expenses........    1,810,564	    1,421,483

Aborted offering and acquisition costs..............  	    -    	        36,536
                                                      ------------   -----------
Earnings (loss) before interest and depreciation
   and amortization.................................      468,586      (758,386)

Interest expense....................................      333,810       105,465
                                                      ------------   -----------
Earnings (loss) before depreciation and amortization      134,776	     (863,851)

Depreciation and amortization.......................  	   241,761          -
                                                      -----------    -----------

Net loss............................................  $  (106,985) 	$  (863,851)
                                                      ============  ============


Share Information

Basic and diluted loss per share....................  $     (.004)  	$     (.03)
                                                      ============   ===========

Weighted average number of common shares
 outstanding........................................	  27,676,000    26,824,000
                                                      ============   ===========




The accompanying notes are an integral part of these financial statements.

DATAWORLD SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
 (Unaudited)
                                        						            		Nine Months Ended
                                                     				       March 31,
                                        		                  2000         1999
                                                          ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).....................................   $(106,985)		$ (863,851)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
  Depreciation and amortization....................... 		  242,841       93,111
Change in operating assets and liabilities:
  (Increase) decrease in accounts receivabl.e......... 	  (922,305)    (439,885)
  (Increase) in inventories...........................    (408,024)    (314,849)
  (Increase) in prepaid expenses and other current assets. (25,664)      		-
  (Increase) in other assets..........................	     (2,223)      98,031
  (Decrease) increase in accounts payable and accrued
     expenses.........................................		   183,034      688,302
                                                        -----------   ----------
  Net cash used in operating activities...............  (1,039,326)    (935,203)
                                                        -----------   ----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures................................    (184,620)      (5,955)
  Acquisition of Vertex, net..........................       -   	      (74,795)
                                                        -----------   ----------
  Net cash used in investing activities............... 	  (184,620)     (80,750)
                                                        -----------   ----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under debt and loan agreements..........   9,564,244      469,499
   Issuance of preferred stock........................       -			       495,000
   Issuance of subordinated debenture subsequently
     converted to common stock (see note 5)...........     250,000       		-
   Loan from affiliate................................      73,000       		-
   Loan from non-affiliates...........................     280,000  	   	 	-
   Cash overdraft.....................................        -	         31,454
   Debt repayments.................................... 	(8,919,318)        -
                                                        -----------   ----------
Net cash provided by (used in) financing activities..		  1,247,927      995,953
                                                        -----------   ----------
NET INCREASE IN CASH..................................      23,980      (20,000)

CASH at beginning of period...........................  		    -          20,000
                                                        ----------   -----------
     CASH at end of period............................  $   23,980   $    -0-
                                                        ===========  ===========
Supplemental disclosure of cash flow information:
  Cash paid for:
    	   	Interest.....................................  $  332,730   $  102,087
                                                        ==========   ===========
 Non cash financing transaction:
   Warrants issued in connection with
      Subordinated debenture..........................	 $   51,000   $     -
                                                        ==========   ===========

DATAWORLD SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. 	BASIS OF PRESENTATION
DATAWORLD SOLUTIONS, INC., (the "Company") formerly known as Vertex Computer Cable & Products, Inc. operates primarily in one business segment - assembly and distribution of electronic wire, cable and related products used primarily for data communication and distribution. The principal market for the Company's products is in the United States.

The condensed consolidated balance sheet as of March 31, 2000 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the three and nine months ended March 31, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and changes in cash flows at March 31, 2000 and for all periods presented have been made.

The comparative condensed statements of income for the nine months ended March 31, 1999 include the operations of DataWorld Solutions, Inc. ("DataWorld") and the results of operations of Vertex Computer Cable & Products, Inc. ("Vertex") for the period December 17, 1998 through March 31, 1999, since the merger (see
Note 2) did not conclude until December 17, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. For the nine months ended March 31, 2000, the Company incurred a net loss from operations of $106,985 and working capital of $904,899 is not sufficient to fund the Company's operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is currently seeking additional sources of working capital, although no assurances can be given that management will be successful in receiving additional capital.

In December 1999, the Company received $250,000 from the issuance of a subordinated debenture (see note 5) and in January 2000, the Company's lender increased the Company's maximum borrowing limit to $5,000,000, as defined.

Certain reclassifications have been made to the prior periods amounts to conform to the current period presentation.

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

The merger was accounted for, under the purchase method of accounting, as a reverse acquisition of Vertex by Old DataWorld. Accordingly, the assets acquired and liabilities assumed of Vertex were recorded at their estimated fair values of approximately $2,070,000 and $4,958,000, respectively. On the date of the merger the fair value of Vertex's liabilities (after considering the above mentioned forgiveness and capital contributions) exceeded the fair value of net assets by approximately $2,888,000. The comparative condensed statements of income for the three months ended December 31, 1998 include only the operations of Old DataWorld Solutions, Inc. for the three months ended December 31, 1998. The results of operations of Vertex are not included in the condensed results of operations since the merger (see Note 2) did not conclude until December 17, 1998. Pro-forma financial results as defined below, are presented in these notes and in Management's Discussion and Analysis section, as if Old DataWorld and Vertex had been combined as of the beginning of the applicable period involved. This pro-forma information does not purport to be indicative of what would have occurred had the acquisition, in fact, occurred on the beginning date of the applicable period involved nor of results that may occur in the future.



DATAWORLD SOLUTIONS, INC.
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2. 	MERGER (CONTINUED)

		The following table summarizes the assets acquired and liabilities assumed from Vertex:

Current Assets            	$(1,651,000)
Fixed Assets                  (383,000)
Other Assets                   (36,000)
Liabilities assumed          4,958,000
Deemed common stock
   issued                      832,000
                           ------------
Goodwill	                	 $ 3,720,000
                           ============

A pro-forma comparative unaudited consolidated statement of operations for the nine months ended March 31, 2000 has been presented below as though Vertex had been acquired as of July 1, 1998. This pro-forma information does not purport to be indicative of what would have occurred had the acquisition been made as of July 1, 1998 or of results which may occur in the future.

	              						    Nine-Month Period Ended
 										                  March 31, 2000
                            ----------------
	Net sales						             $  5,943,000
				Cost of goods sold					     5,066,000
                             -------------
				Gross Profit						       $    877,000
											                  =============
				Net loss attributable
  				  to common stock			 		 $(2,049,000)
										                  	=============
				Basic loss per share 				 $      (.08)
											                  =============

3. 	INVENTORIES

Inventory consists principally of products held for sale. The Company regularly reviews its inventory for obsolete and slow-moving items which includes reviews of inventory levels of certain product lines and an evaluation of the inventory based on changes in technology and markets. As of March 31, 2000 and June 30, 1999, the allowance for obsolete and slow-moving inventory was approximately $647,000.

                             				March 31,    	     June 30,
				                               2000               1999
	                               -----------       -----------
   Raw Materials	               $ 1,246,430      $   869,506
			Work in Process	                  44,125           32,563
			Finished Goods		                  35,943           16,405
                                -----------      ------------
  	Inventories, net	 	          $ 1,326,498      $   918,474
                                ===========      ============

DATAWORLD SOLUTIONS, INC.
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4. LONG-TERM DEBT

 Long-term debt consists of the following:

                                          							    March 31,   	    June 30,
                                                			    2000     		      1999
                                                   ------------    ------------
      Revolving asset-based loan (a)............  	$ 3,890,389   		$ 3,236,129
      Capitalized lease obligations.............        99,595          57,119
                                                   ------------    ------------
                                                 	   3,989,984   	   3,293,248
      Less current portion of long-term debt....        33,881  	       51,261
                                                   ------------    ------------
                                                  	$ 3,956,103  	 	$ 3,241,987
                                                   ============    ============

a. The Company has a financing agreement ("Agreement") with a financial institution that, as amended, provides for maximum borrowings of $5,000,000 through January 31, 2002. Total borrowings are limited to 85% of eligible accounts receivable (constituting those amounts outstanding 90 days or less) and 50% of eligible accounts receivable outstanding between 91 and 120 days, and 40% of regular inventories and 10% of slow moving inventory. The Company is required to pay interest at prime plus 2 1/2% and a commitment fee of 1% per annum. Borrowings under the agreement are collateralized by all of the
assets of the Company.   The agreement, as amended, requires the Company to
maintain a deficiency in tangible net worth of not more than $3,500,000 and a deficiency in Working Capital of not more than $3,800,000, as defined.


5. SECURED SUBORDINATED CONVERTIBLE DEBENTURE

On December 16, 1999, the Company issued to a non-affiliated party a Convertible Debenture for a principal amount of $250,000. The debenture accrues interest at a rate of 2 1/4% over prime rate and is payable semi-annually commencing on June 1, 2000. The entire principal balance plus any accrued and unpaid interest shall be payable on November 30, 2004 (the "Maturity Date"). In connection with the issuance of the convertible debenture, the debenture holder was granted warrants, expiring November 30, 2004, which permit the holder to purchase up to a maximum of three hundred thousand (300,000) shares of the Company's common stock at fifty ($.50) cents per share. The Company has recorded the estimated fair value of the warrants ($51,000) and will recognize such amount as additional interest expense. Such warrants are exercisable until the earlier of: (i) the Maturity Date, (ii) thirty (30) days after the Company sends a notice to the debenture holder advising the debenture holder that the principal balance of this Debenture will be automatically converted to common stock of the Company at $1.00 per share or (iii) thirty (30) days after the Company sends a notice to the debenture holder, as defined. If at anytime prior to the Maturity Date, the common stock of the Company reaches or exceeds an average bid price of $1.50 per share over a period of thirty (30) consecutive business days, as quoted on any exchange or electronic market on which the stock is regularly quoted, then the principal amount of the debenture then outstanding shall automatically be converted into fully paid and non-assessable shares of common stock of the Company at a conversion price of $1.00 per share. In January 2000, the debentures were automatically converted to common stock after the average bid price exceeded $1.50 for 30 consecutive business days per the agreement as defined above.


DATAWORLD SOLUTIONS, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6. COMMON STOCK ISSUANCES

On January 25, 2000, the Company issued 1,800,000 shares of commons stock valued at $360,000 (fair value at the date of issuance) in exchange for business consulting services in product development, distribution, E-Commerce site construction, E-Commerce test and marketing, and the procurement of internet traffic and strategic alliances in the E-Commerce industry.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Nine Months Ended March 31, 2000

Old DataWorld Solutions, Inc. was incorporated on January 7, 1998 and commenced operations on March 1, 1998, therefore the Company can provide limited comparative financial information with respect to the separate results of Old DataWorld and Vertex. For the purposes of additional comparative analysis, the Company has included in its Notes to Condensed Consolidated Financial Statements, pro-forma comparative results that include the historical results of Vertex for all periods presented.

Net sales for the nine months ended March 31,2000 were approximately $9,953,000. Net sales for the nine months ended March 31,1999 were approximately $3,302,000. This increase is a result of Old DataWorld merging with Vertex, as well as an increase in sales of distribution products from Old DataWorld.

Gross profit for the nine months ended March 31, 2000 was approximately $2,279,000. Gross profit as a percentage of sales was 22.9% for the nine months ended March 31, 2000. Gross profit for the period ended March 31, 1999 was approximately $700,000. This increase in gross profit is a result of increased sales volume in the current period.

Selling, general and administrative expenses were approximately $1,811,000 or 18.2% for the nine months ended March 31, 2000. For the period ended March
31, 1999 selling, general and administrative expenses were approximately $1,421,000 or 43.0%. The increase is a result of Old DataWorld merging with Vertex in December 1999, which increased expenses for administrative personnel, sales personnel, insurance expenses and professional fees. The decrease in percentage of sales is a result of an increase in sales volume for the nine months ended March 31, 2000.

Interest expense for the nine months ended March 31, 2000 was approximately $334,000. This interest was incurred by to the Company's revolving credit facility.

Results of Operations
Quarter Ended March 31, 2000

Net sales for the quarter ended March 31, 2000 were approximately $3,617,000. Net sales for the quarter ended March 31, 1999 were approximately $1,858,000. This increase is a result of Old DataWorld merging with Vertex, as well as an increase in sales of distribution products from Old DataWorld.

Gross profit for the quarter ended March 31, 2000 was approximately $801,000. Gross profit as a percentage of sales was 22.1% for the quarter ended March 31, 2000. Gross profit for the period ended March 31, 1999 was approximately $351,000. This increase in Gross profit is a result of increased sales volume in the current period as well as the Company continued efforts to streamline costs and its enhanced purchasing capabilities.

Selling, general and administrative expenses were approximately $585,000 or 16.2% for the quarter ended March 31, 2000. For the period ended March 31, 1999 selling, general and administrative expenses were approximately $805,000. The increase is a result of Old DataWorld merging with Vertex, which increased expenses for administrative personnel, sales personnel, insurance expenses and professional fees.

Interest expense for the quarter ended March 31, 2000 was approximately $115,000. This interest was incurred by to the Company's revolving credit facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Financial Condition
As of March 31, 2000

Current assets at March 31, 2000 were approximately $4,527,000 and working capital of approximately $624,000 at March 31, 2000. The working capital at March 31, 2000 is not sufficient to meet the Company's current liquidity needs. Under the Vertex Plan of Reorganization, the Company is required to pay the unsecured creditors under a payment arrangement. Currently the Company has made a payment of approximately $50,000 and has agreed with the creditors committee to modify the payment terms, subject to court approval.
The Company is also exploring opportunities to further reduce operating costs and to obtain additional sources of working capital. However, there can be no assurances that new management will be successful in further reducing operating costs or obtaining additional sources of working capital.

The Company has an Agreement with a financial institution that, as amended, provides for maximum borrowings of $5,000,000 through January 31, 2002. Total borrowings are limited to 85% of eligible accounts receivable (constituting those amounts outstanding 90 days or less) and 50% of eligible accounts receivable outstanding between 91 and 120 days, and 40% of regular inventories and 10% of slow moving inventory. The Company is required to pay interest at prime plus 2 1/2% and a commitment fee of 1% per annum. Borrowings under the agreement are collateralized by all of the assets of the Company. The agreement, as amended, requires the Company to maintain a deficiency in tangible net worth of not more than $3,500,000 and a deficiency in Working Capital of not more than $3,800,000, as defined.

On December 16, 1999, the Company issued to a non-affiliated party a Convertible Debenture for a principal amount of $250,000. The debenture accrues interest at a rate of 2 1/4% over prime rate and is payable semi-annually commencing on June 1, 2000. The entire principal balance plus any accrued and unpaid interest shall be payable on November 30, 2004 (the "Maturity Date"). The debenture holder was granted warrants which shall permit the holder to purchase up to a maximum of three hundred thousand (300,000) shares of the Company's common stock at fifty ($.50) cents per share. If at anytime prior to the Maturity Date, the common stock of the Company reaches or exceeds an average bid price of $1.50 per share over a period of thirty (30) consecutive business days, as quoted on any exchange or electronic market on which the stock is regularly quoted, then the principal amount of the debenture then outstanding shall automatically be converted into fully paid and non-assessable shares of common stock of the Company at a conversion price of $1.00 per share. In January
2000, the debentures were automatically converted to common stock after the average bid price exceeded $1.50 for 30 consecutive business days per the agreement as defined above.



PART II- OTHER INFORMATION




Item 1. Legal Proceedings

								NONE


Item 5. Other Information

								NONE


Item 6. Exhibits and Reports on Form 8-K

           (a)  Exhibits

					 	27.	Financial Data Schedule


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






Dated: May 15, 2000