Form 10KSB
period 2000-06-30
DATAWORLD SOLUTIONS INC
filed 2000-10-13
CIK 798438

SECURITIES AND EXCHANGE COMMISSION
				           WASHINGTON, D.C.  20549

                   				 		        FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
              EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                         COMMISSION FILE NUMBER 1-9263
--------------------------------------------------------------------------------
                         DATAWORLD SOLUTIONS, INC.
              (formerly Vertex Computer Cable & Products, Inc.)
            (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------
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

Securities registered pursuant to Section 12(g) of the Act:
                         	     Title of Class
					                   	Common Stock, $.001 par value

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

State issuer's revenues for its most recent fiscal year $13,368,000

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 15, 2000 was approximately $7,358,409.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                   	Yes X	 No  ____

On September 15, 2000, 29,044,000 shares of common stock, $.001 par value were outstanding.

This report consists of 38 consecutively numbered pages (including this cover page).


            			       DATAWORLD SOLUTIONS, INC.
                         TABLE OF CONTENTS

					                                                    Page Number
[S]                                                      [C]
PART I

Item 1.  Business.............................               3

Item 2.  Properties...........................               8

Item 3.  Legal Proceedings....................               8

Item 4.  Submission of Matters to a Vote of Security
         Holders...............................              8


PART II

Item 5.  Market for the Common Equity and Related
         Stockholder Matters.....................             9

Item 6.  Management's Discussion and Analysis or Plan
         of Operations...........................            10

Item 7.  Financial Statements ...................            14

Item 8.  Changes In and Disagreements With Accountants
         on Accounting and Financial Disclosure..            14

PART III

Item 9.  Directors and Executive Officers of the
         Company................................             15

Item 10. Executive Compensation.................             17

Item 11. Security Ownership of Certain Beneficial Owners
               and Management....................            19

Item 12. Certain Relationships and Related Transactions      19

Item 13. Exhibits and Reports on Form 8-K........            21






                                     -2-

                                    PART I
ITEM ONE - BUSINESS

Certain statements contained in this Annual Report on Form 10-KSB, including, without limitation, statements using words such as "believe", "expect", "anticipate", "intend", "estimate", "plan", and words and expressions of similar import, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, and the Company's actual results could differ from those anticipated in such statements as a result of these risks and uncertainties.
In addition to the uncertainties stated elsewhere in this report, the factors which could affect these forward-looking statements include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products, adverse business conditions, increased competition, pricing pressures, lack of success in marketing our products and services, and other factors. These forward-looking statements speak only as of the date of this report and readers are cautioned not to place undue reliance upon such statements.

THE COMPANY
DATAWORLD SOLUTIONS, INC.,  (the "Company") was incorporated on
January 7, 1998 and commenced operations on March 7, 1998. The Company is a recognized multi-regional value-added specialty distributor of electronic cable assemblies used in providing connectivity solutions for customers operating a wide range of data systems. This includes linking or connecting standardized or proprietary electronic devices and peripheral components from different vendors to provide solutions for various customer requirements.

The Company adds value by providing connectivity solutions which may include distributed sales of passive components (electronic connectors, electronic wire and cable, cabinets and racks, and patch panels), and active components (hubs, bridges, routers, gateways and modems). The Company provides the highest quality (ISO 9002 Certified) products with a high average on-time delivery yield rate (98.0%) at competitive prices for interconnection requirements including Fiber Optics, CAT 5, Telco, V.35, Wire Harnesses, Ethernet, Fast Ethernet, Token Ring, Flat Ribbon and Coax cables. The Company is approved to manufacture assemblies utilizing Bellcore, Underwriters Laboratories ("UL"), and Canadian Standards Association ("CSA") approval and has certification for the manufacture of 3M fiber optic assemblies.

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

The Company's executive offices are located at 920 Conklin Street, Farmingdale, New York 11735 and its telephone number is (631) 293-1610. The Company's address on the World Wide Web is www.dataworlddirect.com. Unless the context requires otherwise, all references herein to the Company and DataWorld mean DataWorld Solutions, Inc.




                                        -3-
RECENT DEVELOPMENTS
On May 31, 2000, the Company issued 1,600 shares of newly created 8% Series B Convertible Preferred Stock ("8% Preferred Stock"), $.01 par value, with a stated value of $1,000 per share, to accredited investors pursuant to Regulation D under the Securities Act of 1933 for net cash proceeds of approximately $1,435,000. The 8% Preferred Stock has no voting rights and is convertible into common stock of the Company at an effective conversion price of the lower of
(i) 75% of the market price or (ii) 110% of the lowest closing bid of the Company's common stock for the five trading days immediately preceding the closing date, May 31, 2000, as defined in the Certificate of Designation of the 8% Preferred Stock provided that, if the Company's Registration Statement on Form SB-2 ("the Registration Statement") has not been declared effective on or before September 30, 2000, then the conversion percentage shall decrease 2% for each month or partial month in which the Registration
Statement has not been declared or does not remain effective. If the Registration Statement has not been declared and does not remain effective on and after one year from May 31, 2000 and until the 8% Preferred Stock has been converted in full, then the conversion percentage shll be 50%.
Holders of the 8% Preferred Stock are entitled to receive divedends at the stated dividend rate of 8% on the stated value of $1,000 on each 8% Preferred Stock share. Dividends are cumulative from the date of issue, whether or not declared, for any reason. The Company has accrued dividends on its 8% Preferred Stock of approximately $11,000 at June 30, 2000. In addition, the investors were granted five-year warrants to purchase 160,000 shares of common stock at a purchase price equal to 120% of the lowest of the closing bid prices for the Company's common stock for the five trading days prior to May 31, 2000. The Company recorded a deemed dividend of $638,780 for the year ended June 30, 2000, representing the discount resulting from the allocation of the proceeds to the beneficial conversion feature and the fair value of the underlying warrants. Such deemed dividend was recognized on the date of issuance since the 8% Preferred Stock was immediately convertible. In connection with this transaction, the Company issued five-year warrants to the broker/finder to purchase an aggregate of 100,000 shares of the Company's common stock at 120% of the lowest of the closing bid prices for the Company's common stock for the five trading days preceding the closing date, May 31, 2000. These warrants have an estimated fair value of $105,000. In addition the Company issued 500,000 warrants to a consultant (See Note I-3 to the financial statements).

On December 16, 1999, the Company issued to a non-affiliated party a Convertible Debentures for a principal amount of $250,000. The debenture accrues interest at a rate of 2 1/4% over prime rate and is payable semi-annually commencing on June 1, 2000. The entire principal balance plus any accrued and unpaid interest shall be payable on November 30, 2004 (the "Maturity Date").
The debenture holder was granted warrants which permit the holder to purchase up to a maximum of 300,000 shares of the Company's common stock at $.50 per share. If at anytime prior to the Maturity Date, the common stock of the Company reaches or exceeds an average bid price of $1.50 per share over a period of 30 consecutive business days, as quoted on any exchange or electronic market on which the stock is regularly quoted, then the principal amount of the debenture then outstanding will automatically be converted into fully paid and non-assessable shares of common stock of the Company at a conversion price of $1.00 per share. In March 2000, the debentures was automatically converted pursuant to the above terms. Further, the Company, pursuant to the debenture agreement, has given the warrant holder notice that the warrants expire on October 28, 2000.

On December 17, 1998, the Company, formerly known as Vertex Computer Cable
& Products, Inc.("Vertex"), entered into an agreement with a privately held distributor, DataWorld Solutions, Inc. ("Old DataWorld"), the principal shareholders of Old DataWorld. who were Daniel McPhee and Christopher
Francis, TW Cable, LLC. ("TW") and  Edward Goodstein, the Company's then
chairman and principal shareholder.   Pursuant to the agreement, (i) Vertex
acquired all the outstanding shares of Old Dataworld in exchange for the issuance of 1,500,000 shares of Vertex common stock (ii) TW forgave approximately $2,300,000 in principal face amount of secured subordinated debt and all accrued interest relating thereto, (iii) TW forgave $280,000 of indebtedness, contributed $400,000 cash and arranged for approximately $400,000 of TW funds held in escrow for the benefit of Vertex's creditors to be released to such creditors as payment on behalf of Vertex in exchange for 6,000 shares of the Vertex's newly issued $6 Senior Cumulative Convertible Preferred Stock having a stated value of $100 per share, and (iv) Messrs. McPhee and Francis purchased 17,000,000 shares of the Vertex common stock from TW for $200,000.
As a result of the above, Messrs. McPhee and Francis collectively owned approximately 69% of Vertex common stock and effective December 18, 1998 Messrs. McPhee and Francis became the Company's Chief Executive Officer and Chief Operating Officer, respectively. Thereafter in May 1999, Vertex, the surviving entity, merged with Old DataWorld and changed its name to DataWorld Solutions, Inc. Thereafter in July 1999, the Company's certificate of incorporation was amended to reflect a change in the Company's par value for common stock from $.10 to $.001 per share.

The acquisition of the DataWorld shares by Vertex was treated as a tax-free exchange of stock pursuant to Internal Revenue Code Section 368 (a)(1)(B).

On July 28, 1998 the Company refinanced a revolving credit financing agreement with a financial institution that, as amended, provides for revolving loans and letters of credit subject to maximum borrowings of $5,000,000 through January 31, 2002. Total borrowings are limited to 85% of eligible accounts receivable (constituting those amounts outstanding 90 days or less), 50% of eligible accounts receivable outstanding between 91 and 120 days, 40% of regular inventories, 10% of slow moving inventories and the amount of collateral deposited by TW. The Company is required to pay interest at prime plus 2 1/2% (12% at June 30, 2000) and a commitment fee of 1% per annum. At June 30, 2000, there were $75,000 outstanding letters of credit issued for inventory purchases. Borrowings under the Agreement are collateralized by all
of the assets of the Company.   In connection with the Agreement, TW agreed to
deposit approximately $1,268,000 as additional collateral for borrowing under the Agreement. Under the terms of the Agreement, TW has the right to draw down on such collateral beginning January 2000 and has begun to do so on June 15, 2000. The Agreement, as amended, requires the Company to maintain a deficiency in tangible net worth of not more than $3,500,000 and a deficiency in working capital of not more than $3,800,000, as defined.

BUSINESS STRATEGY
The Company's business strategy is to develop a value-added distribution network through internal growth with a focus on connectivity solutions for data and telecommunications. Management believes it will continue to (i) introduce new connectivity solutions, (ii) improve operating efficiencies through a more efficient organizational structure, eliminate duplicated activities, and integrate manufacturing capabilities between the two separate manufacturing facilities located in the United States, (iii) derive the benefits of critical mass through the opportunity to develop stronger relationships with, and obtain improved terms from key suppliers, and (iv) derive the benefits of critical mass through the ability to distribute to and service large national and international customers. In its relationship with its customers, the Company focuses on providing connectivity solutions. Such solutions include advising customers on the options available to meet their specific needs, and manufacturing custom-made electronic cable assemblies for the customers.
In addition, the Company continues to service the customers with components and assemblies as the customer's system grows. Management believes that manufacturers of products generally choose to build relationships with distributorships capable of offering advisory services, technical support, and other services such as manufacturing custom-made electronic cable assemblies. The Company believes it is perceived as a value-added manufacturer by both suppliers and customers as a result of its technical skills and knowledge of the marketplace, access to and understanding of the product capabilities, and technical design and manufacturing capabilities for custom-made electronic cable assemblies.
In fiscal 1998, 3M approved the Company as one of their six Value-Added Reseller's ("VAR"). The Company was required to purchase certain manufacturing equipment necessary to produce Single-Mode fiber cable assemblies. As a VAR, the Company receives daily orders directly from 3M and will ship product directly to 3M's customers. The Company is permitted to sell Single-Mode fiber cable assemblies to any of its customers.

Effective with the transaction with Old DataWorld in December 1998, the Company is also a distributor of connectivity products. This gave the Company the ability to provide its customers with the additional product lines they require.

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

PRODUCTS AND SERVICES
The Company's products and services consist principally of the design and manufacture of custom-made electronic cable assemblies and harnesses used as solutions for connectivity requirements in data communications.
PRODUCTS AND SERVICES (CONTINUED)
The Company employs design, engineering, and technical support personnel to develop alternative connectivity solutions and manufacture of custom-made electronic cable assemblies.

PRINCIPAL SUPPLIERS
Management believes that the Company is not dependent on any particular supplier. For the fiscal years ended June 30, 2000 and 1999, the Company's suppliers each accounted for less than 10% of the Company's purchases.

The Company works from manufacturers' lead times. Deliveries range from one week to approximately 90 days. The Company has a fully integrated on-line computer system that enables it to determine immediate inventory availability of the Company's entire inventory at its stocking facilities. The Company monitors and maintains manufacturers' delivery schedules to ensure "on-time" delivery for customers and to maintain proper inventory levels for the Company.
The Company's objective is to minimize lead times for its customers without financing excess stock levels or risking technological obsolescence. Several manufacturers have provided the Company with an expedited shipping function in order to better service the Company's customers.

SALES AND MARKETING
The Company offers a broad range of custom-made cable assemblies and harnesses used as connectivity solutions to end-users, professionals who install and service data communications, and original equipment manufacturers (OEM's). The Company operates through three locations in the Northeast and Western regions of the United States. All of the locations operate as a sales office, manufacturing facility and warehouse. These operations support the design and manufacture of custom-made and standard cable assembly requirements for the entire Company.

In order to effectively meet each customer's needs, the sales force first gains an understanding of the customer's system connectivity requirements before recommending one or more possible solutions. The Company generally does not participate in the design of computer applications but rather participates in the design and implementation of the connectivity solutions required for data communications.

The field sales force is supported by inside sales personnel, who handle incoming customer calls, perform sales estimates, provide responses to customer questions and assist in sales prospecting.

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


COMPANY LOCATIONS
The Company's locations, which all are leased, are as follows:

                          	Farmingdale, New York
		                        	Long Island City, New York
                          	San Jose, California

MAJOR CUSTOMERS
The Company's net sales are not dependent on any particular customer. During the fiscal years ended June 30, 2000 and 1999, there were no customers of the Company that accounted for 10% or more of its net sales.

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

EMPLOYEES
As of September 1, 2000, the Company had 98 full-time employees. Of these, 15 are sales and marketing personnel; 5 are design, engineering, and technical support personnel; 10 are purchasing, warehouse and inventory control personnel; 49 are cable assembly manufacturing personnel; 6 are quality control personnel; and 13 are accounting, data processing and other administrative personnel. Thirty-three (33) employees are covered by a collective bargaining agreement in the Company's Farmingdale facility. The Company considers its labor relations to be generally satisfactory.

ITEM TWO - PROPERTIES
The location and size of each of the Company's facilities at June 30, 2000, the principal use of each facility and lease expiration date are summarized below:


                          Lease Square
Location			                 Footage         Use                        Date
-------------------------  -------- ------------------------------   --------
[S]                        [C]      [C]                              [C]
Farmingdale, New York (1)   21,000	 Executive Office, Sales Office,  Mar.2002
				                               	Manufacturing and Warehouse
San Jose, California         9,950 	Sales Office, Manufacturing      May 2002
					                               and Warehouse

Long Island City, New York   5,500	 Sales Office and Warehouse       Aug. 2002

 (1) The Company's Headquarters are located in Farmingdale, New York. These premises consist of approximately 3,500 square feet of office space and approximately 17,500 square feet of manufacturing/warehouse space. The
Company leases this facility.   The Company presently subleases
approximately 7,500 square feet of warehouse space to a non-affiliated company on a month-to-month basis. Either party can terminate the agreement with 90 days written notice.


ITEM THREE - LEGAL PROCEEDINGS

The Company is a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's results of operations or financial position.



ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None, during the fourth quarter of fiscal 2000.

                                   PART II

ITEM FIVE - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Current symbol - DWLD

The Company's common stock trades on the Over-The-Counter Electronic
Bulletin Board. The symbol originally was VCCP and on March 23, 2000 the symbol was changed to DWLD. The following table shows the quarterly range of the high and low closing sale prices for the Common Stock on the Over-The-Counter Electronic Bulletin Board since September 1, 1998, for the periods indicated.

		Common Stock
			Period                        				       High	         Low
--------------------------------------     ------        -----
[S]                                        [C]           [C]
FISCAL 2000
First Quarter ended September 30, 1999			 		.25	         	.20
Second Quarter ended December 31, 1999				  .23	         	.20
Third Quarter ended March 31, 2000 				    3.88           .19
Fourth Quarter ended June 30, 2000				     2.69	   	      .75

FISCAL 1999
First Quarter ended September 30, 1998				 	.09	         	.09
Second Quarter ended December 31, 1998	  			.26	         	.25
Third Quarter ended March 31, 1999 				    	.30        		 .22
Fourth Quarter ended June 30, 1999					     .25	         	.20

Recordholders
As of June 12, 2000, there were approximately 275 holders of record of the Company's common stock.

Dividends
The Company has never paid a cash dividend on its common stock and the Company does not anticipate paying any dividends on the common stock in the foreseeable future. Pursuant to the terms of its revolving credit facility, the Company is not permitted to pay or declare any dividends or otherwise make any distribution of capital.

ITEM SIX - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
YEARS ENDED JUNE 30, 2000 AND 1999
Old DataWolrd Solutions, Inc. wsa incorporated on January 7, 1998 and commenced operations on March 1, 1998, therefore the Company can provide limited comparative financial information with respect to the separate results of Old DataWorld and Vertex. For the purposes of additional comparative analysis, the Company has included in its discussion of results of operations, pro-forma comparative results that include the historical results of Vertex for all periods presented.

Net sales for the year ended June 30, 2000 were approximately $13,368,000. Net sales for the period ended June 30, 1999 were approximately $5,912,000. Pro-forma net sales for the year ended June 30, 1999 were approximately $8,553,000. The increase of $4,815,000 or 56.3% over pro-forma of the prior period net sales was due to the addition of new customers, increased sales to certain existing strategic customers, and an expanded product line.

Gross profit for the year ended June 30, 2000 was approximately $3,091,000. Gross profit as a percentage of sales was 23.1% for the year ended June 30, 2000. For the period ended June 30, 1999 gross profit was approximately $1,326,000. Pro-forma gross profit for the year ended June 30, 1999 was approximately $1,503,000 or 17.6% of pro-forma sales. The growth in gross profit and gross profit percentage was due to increased sales volume, which provided for the absorption of fixed costs and further, afforded the Company the opportunity to obtain more favorable pricing of purchased components. Included in cost of goods sold for the year ended June 30, 2000 is a provision for slow-moving and obsolete inventory of approximately $46,000 (see Note L to the financial statements).

Selling, general and administrative expenses were approximately $2,882,000 or 21.6% of sales for the year ended June 30, 2000. For the period ended June 30, 1999 selling, general and administrative expenses were approximately
$2,046,000. Pro-forma selling, general and administrative expenses for the year ended June 30, 1999 were approximately $3,243,000. The decrease resulted from new management reducing headcounts and various administrative expenses in an effort to increase profitability. Included in selling, general and administrative expenses for the year ended June 30, 2000 are accruals of approximately $65,000 for lease settlement costs, $60,000 for employee bonuses, approximately $54,000 for non cash stock issued for setting up the Company's website and approximately $37,000 for provision for doubtful accounts (see Note L to the financial statements).

Interest expense for the year ended June 30, 2000 was $513,000. For the period ended June 30, 1999 interest expense was approximately $164,000. Pro-forma interest expense for the year ended June 30, 1999 was approximately $357,000. The increase was primarily due to the Company's borrowings under its revolving credit facility. Also included in interest expense is approximately $51,000 for the issuance of warrants to a non-affiliate of the Company in connection with the issuance of debentures.

Depreciation and amortization increased by approximately $157,000 to $324,000 for the year ended June 30, 2000 primarily due to the amortization of goodwill resulting from the reverse acquisition of Vertex.

The net loss of $628,000 for the year ended June 30, 2000 decreased from
$1,051,000 for the year ended June 30, 1999.   The pro-forma net loss for the
year ended June 30, 1999 was approximately $2,148,000, which includes the accounts of Vertex as if the acquisition of Vertex occurred on July 1, 1998.


                                    -10-
ITEM SIX - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS
YEARS ENDED JUNE 30, 2000 AND 1999  (CONTINUED)
The net loss applicable to common stockholders increased to $1,277,000 primarily due to the deemed dividend associated with the beneficial conversion feature of the Series B Convertible Preferred Stock issued in May 2000.

YEARS ENDED JUNE 30, 1999 AND 1998
Old DataWorld Solutions, Inc. was incorporated on January 7, 1998 and commenced operations on March 1, 1998, therefore the Company can provide limited comparative financial information with respect to the separate results of Old DataWorld and Vertex. For the purposes of additional comparative analysis, the Company has included in its discussion of results of operations, pro-forma comparative results that include the historical results of Vertex for all periods presented.

Net sales for the year ended June 30, 1999 were approximately $5,912,000. For the period ended June 30, 1998 net sales were approximately $237,000. For the period ended June 30, 1998 the sales were for a four-month period and cannot be compared to the annual net sales for fiscal 1999. The growth in net sales resulted from a combination of DataWorld's increase in customers and product lines as well as the added revenues generated from Vertex after the merger (see Note A-2 to the financial statements).

Pro-forma net sales for the year ended June 30, 1999 were approximately $8,553,000, which includes approximately $2,641,000 for Vertex prior to the merger. Vertex's net sales for the year ended June 30, 1998 were approximately $7,901,000. The increase in sales is a result of additional sales from the merger with DataWorld in December 1998.

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

Pro-forma gross profit for the year ended June 30, 1999 was approximately $1,503,000 or 17.6%, which includes approximately $177,000 for Vertex prior to the merger. Vertex's gross profit for the year ended June 30, 1998 was approximately $488,000. The increase in gross profit is a result of the increased sales from the merger with DataWorld in December 1998, as well as a focus on gross profit dollars achieved from sales by management.

Selling, general and administrative expenses were approximately $2,046,000 or 34.6% for the year ended June 30, 1999. For the period ended June 30, 1998 selling, general and administrative expenses were approximately $29,000. The increase is a result of the Company merging its operations with Vertex whereby the corporate and branch expenses of Vertex were added to the Company's operations.



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

LIQUIDITY AND FINANCIAL CONDITION
AS OF JUNE 30, 2000

Current assets at June 30, 2000 were approximately $4,821,000. The Company had net working capital of approximately $1,413,000 at June 30, 2000. The working capital at June 30, 2000 is not sufficient to meet the Company's current liquidity needs. The Company is exploring opportunities to further reduce operating costs and to obtain additional sources of working capital. However, there can be no assurances that new management will be successful in further reducing operating costs or obtaining additional sources of working capital.

During fiscal 2000, the Company used approximately $1.7 million in cash from operating activities. Net cash used during the year was primarily due to the net loss from operations of approximately $628,000, an increase in accounts receivable of approximately $944,000 and an increase in inventory of approximately $808,000. This increase in receivables gave the Company additional borrowing ability under its revolving credit facility, which enabled the Company to decrease the average days outstanding for its trade accounts payables.

Investing activities used net cash of approximately $270,000 during the year ended June 30, 2000. The principal use was for the purchase of the Company's new computer system in January 2000.

Financing activities provided cash of approximately $2,061,000. The cash provided by financing activities was funded by increased borrowing and equity transactions entered into by the Company throughout the year.

On May 31, 2000, the Company issued 1,600 shares of newly created 8%
Series B Convertible Preferred Stock ("8% Preferred Stock"), $.01 par value, with a stated value of $1,000 per share, 3,000 shares authorized, to accredited investors pursuant to Regulation D under the Securities Act of 1933 for net cash proceeds of approximately $1,435,000. The 8% Preferred Stock has no voting rights and is convertible into common stock of the Company at an effective conversion price of the lower of (i) 75% of the market price or (ii) 110% of the lowest closing bid of the Company's common stock for the five trading days immediately preceding the closing date, May 31, 2000, as defined in the Certificate of Designation of the 8% Preferred Stock provided that, if the Company's Registration Statement on Form SB-2 ("the Registration Statement") has not been declared effective on or before September 30, 2000, then the conversion percentage shall decrease 2% for each month or partial month in which the Registration Statement has not been declared or does not remain effective. If the Registration Statement has not been declared and does not remain effective on and after one year from May 31, 2000 and until the 8% Preferred Stock has been converted in full, then the conversion percentage shall be 50%. Holders of the 8% Preferred Stock are entitled to receive dividends at the stated dividend rate of 8% on the stated value of $1,000 on each 8% Preferred
Stock share. Dividends are cumulative from the date of issue, whether or not declared, for any reason. The Company has accrued dividends on its 8% Preferred Stock of approximately $11,000 at June 30, 2000. In addition, the investors were granted five-year warrants to purchase 160,000 shares of common stock at a purchase price equal to 120% of the lowest of the closing bid prices for the Company's common stock for the five trading days prior to May 31, 2000. The Company recorded a

                                      -12-
ITEM SIX - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND FINANCIAL CONDITION
AS OF JUNE 30, 2000 (CONTINUED

deemed dividend of $638,780 for the year ended June 30, 2000, representing the discount resulting from the allocation of the proceeds to the beneficial conversion feature and the fair value of the underlying warrants. Such deemed dividend was recognized on the date of issuance since the 8% Preferred Stock was immediately convertible. In connection with this transaction, the Company issued five-year warrants to the broker/finder to purchase an aggregate of 100,000 shares of the Company's common stock at 120% of the lowest of the closing bid prices for the Company's common stock for the five trading days preceding the closing date, May 31, 2000. These warrants were fair valued at $105,000. In addition the Company issued 500,000 warrants to a consultant (See note I-3 to the financial statements.).

Management's plans are to continue to increase revenues of the Company, which will provide additional borrowings under its revolving credit facility. The Company has been repaying cash collateral under the credit facility on a monthly basis beginning June 15, 2000 of approximately $15,000 per month.
In an effort to continue to grow the Company, the management will seek additional sources of capital investments. The Company plans to file a Registration Statement before December 31, 2000 and seek additional sources to obtain equity financing.

On December 16, 1999, the Company issued to a non-affiliated party a Convertible Debenture for a principal amount of $250,000. The debenture accrues interest at a rate of 2 1/4% over prime rate and is payable semi-annually commencing on June 1, 2000. The entire principal balance plus any accrued and unpaid interest shall be payable on November 30, 2004 (the "Maturity Date"). The debenture holder was granted warrants which shall permit the holder to purchase up to a maximum of 300,000 shares of the Company's common stock at $.50 per share. If at anytime prior to the Maturity Date, the common stock of the Company reaches or exceeds an average bid price of $1.50 per share over a period of thirty (30) consecutive business days, as quoted on any exchange or electronic market on which the stock is regularly quoted, then the principal amount of the debenture then outstanding will automatically be converted into fully paid and non-assessable shares of common stock of the Company at a conversion price of $1.00 per share. In March 2000, the debentures were automatically converted to common stock after the average bid price exceeded $1.50 for 30 consecutive business days per the agreement as defined above.

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

This Management's Discussion and Analysis of Financial Condition and
Result of Operations contains forward-looking statements, which are based upon current expectations and involve certain risks and uncertainties. Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, readers are hereby cautioned that these statements may be impacted by several factors, and, consequently, actual results may differ materially from those expressed herein.


ITEM SEVEN - FINANCIAL STATEMENTS
The financial statements listed in the accompanying Index to the Financial Statements are attached as part of this report.


ITEM EIGHT - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE
              						a)  Not applicable
				              		b)  Not applicable.

                                				PART III

ITEM NINE - DIRECTORS AND EXECUTIVE OFFICERS OF THE
COMPANY

The Directors of the Company and certain information concerning them as of June 30, 2000 are set forth below:
                                                          Year
                                                         Became
	Name              Position With The Company       Age 	Director
------------------ --------------------------     ----  --------
[S]                [C]                            [C]    [C]
Daniel McPhee       Chairman of the Board,         37     1998
	                    President, Director and
 	                   Chief Executive Officer

Christopher Francis  Chief Operating Officer       38     1998
	                        and Director

Edward Goodstein     Director	                     53 	   1997



Executive Officers of the Company who are not Directors are set forth below:

Name                    Position With The Company	            Age
--------------------    -----------------------------------   ----
[S]                     [C]                                   [C]
Nicholas T. Hutzel      Vice President, Controller	            31
	                        and Secretary (Principal Financial
	                        and Accounting Officer)

Abraham Mendez          Vice President of Manufacturing
                         of Sales                              33



Mr. Daniel McPhee has been Chairman of the Board of Directors, President,
Chief Executive Officer and Director since December 17, 1998. Prior thereto Mr. McPhee served as a Director and Chief Executive Officer of Old DataWorld since its inception in 1998. Prior thereto, and since 1992, Mr. McPhee was associated with Elcan Technologies Corp. ("ETC") as senior sales representative and was promoted to Executive Vice President in early 1997. From 1988 to 1992, Mr. McPhee was employed by United Datacom & Cable, Inc. as a salesman and Vice President. From 1985 to 1988, Mr. McPhee was a project manager with Forest Electric Corp. In 1985, Mr. McPhee received a bachelors degree in Business Administration from Adelphi University. Mr. McPhee is a member of the Communication Managers Association.

Mr. Christopher Francis has been Chief Operating Officer and Director since December 17, 1998. Prior thereto Mr. Francis co-founded with Mr. McPhee Old DataWorld where he was a Director and Chief Operating Officer . Prior thereto, and from May 1985 until 1998, Mr. Francis was with ETC. At ETC, Mr. Francis held various positions including Vice President of Operations. In such capacity, Mr. Francis' responsibilities included purchasing and inventory management. Mr. Francis attended Seton Hall University where he majored in Business Administration.

Mr. Edward Goodstein has served as a Director of the Company since January 1997. Mr. Goodstein served as Chairman of the Board of Directors of the Company from June 1997 through December 17, 1998. Mr. Goodstein is also owner of TW Cable LLC, a major stockholder of the Company's $6 Preferred Stock and common stock. Mr. Goodstein was formerly President and major stockholder of TW Communications, a privately held company, which he sold in December 1997. TW Communications was a distributor of telecommunication wire, cable, fiber-optic and installation supplies.


The following Executive Officers of the Company are not Directors:

Mr. Nicholas Hutzel has served as Vice President and Controller of the Company since February 1997. Mr. Hutzel has also been Corporate Secretary since March 1997. Mr. Hutzel joined the Company in June 1993, and continued service until July 1996. From July 1996 through February 1997, Mr. Hutzel was employed as a Controller for a private sign manufacturer that handled major commercial accounts throughout the United States.

Mr. Abraham Mendez has served as Vice President of Manufacturing Sales since August 1997, and has been with the Company since 1985. Prior to becoming Vice President of Manufacturing Sales, Mr. Mendez was Vice President of Operations and also Sales Manager for the New York facility.

ITEM TEN - EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year indicated, all compensation awarded to, earned by or paid to all individuals serving as the Company's Chief Executive Officer ("CEO") or acting in a similar capacity and the most highly compensated executive officer of the Company.

                     				SUMMARY COMPENSATION TABLE

                                                        LONG-TERM COMPENSATION
                                                  Other ----------------------
			   		                                          Annual	          All Other
                                       					     Compen-  	Number   Compen-
     Name and	         Fiscal	  Salary    Bonus  sation	     of     sation
 Principal Position    Year	    ($)         ($)    ($)	    Options   ($)
---------------------  -----  ---------   -------- ------- ------- ----------
[S]                    [C]    [C]         [C]       [C]    [C]      [C]
Daniel McPhee           2000   $125,000    $25,000  $   -      -      $    -
	Chief Executive        1999    $74,000    $    -   $   -      -      $    -
 	Officer

Christopher Francis     2000   $125,000    $25,000  $   -      -      $    -
	Chief Operating        1999    $74,000    $    -   $   -      -      $    -
 	Officer

Abraham Mendez          2000    $82,740    $10,000  $   -   25,000(2) $    -
 Vice President         1999    $42,734(1) $    -   $   -      -      $    -
  of Mfg. Sales

Nicholas Hutzel         2000    $66,030    $   -    $   -   25,000(2) $    -
 Vice President         1999    $35,154(1) $   -    $   -     -       $    -
  of Finance

(1) For the period December 18, 1998 through June 30, 1999.
(2) Options granted by the Board Resolution on December 13, 1999, $.20 exercise price, vesting 1/3 per year on December 1st of each year.

The Company currently has no pension plan for employees not subject to collective bargaining arrangements.



DIRECTORS' COMPENSATION
In fiscal 2000 and 1999, all directors who were not employees of the Company, waived fees until further notice.

                            STOCK OPTION TABLE

The following table provides further information with respect to the options granted to the Executive Officers as of the fiscal year ended June 30, 2000.

							     Options Granted in Last Fiscal Year
                ----------Individual Grants ------------------------

                            % of Total
							                      	Options
					                        Granted to 	Exercise
					 	                      Employees	   or Base    Expir-
		                 Options	 	in Fiscal	   Price       ation
Name	             	Granted	 	 Year	       ($/Sh)      Date
---------------    -------     ----       ------     --------
[S]                [C]        [C]         [C]        [C]
Abraham Mendez	    25,000  	  	50%   	     $.20       12/04
Nicholas Hutzel	   25,000	    	50%	        $.20       12/04


The following table provides information with respect to options exercised and option values as of the fiscal year ended June 30, 2000.

		              Aggregated Options Exercised in Last Fiscal Year and
Fiscal Year-End Option Values

			                                                  Value of
            Number of                                Unexercised
			         	Shares	            	Unexercised        In-the-Money
		         	Acquired		             Options           Options at
				        		on	     Value       at 6/30/00        6/30/00($)(1)
        			Exercise	 Realized     Exercisable/      Exercisable/
Name				    	  #	       $         Unexercisable     Unexercisable
--------			--------	 ----------	----------------    ----------------
					                              			NONE

(1) 	The dollar value of unexercised options is calculated by determining the difference between the fair market of the Company's Common Stock, which underlies the option at June 30, 2000, and the exercise price of the options.

ITEM ELEVEN - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 2000, certain information regarding beneficial ownership of the Common Stock held by each person known by the Company to own beneficially more than 5% of the Common Stock, each of the Company's directors, each of the executive officers named in the Summary Compensation Table, and all of the Company's executive officers and directors as a group.

Beneficial Ownership
Name and Address                      Shares              %
--------------------	               --------------     ------
[S]                                 [C]                [C]
Daniel McPhee                       	8,585,000           30%
920 Conklin Street
Farmingdale, NY  11735

Christopher Francis                 	8,585,000           30%
920 Conklin Street
Farmingdale, NY  11735

TW Cable LLC                        	3,464,389           12%
81 Executive Blvd.
Farmingdale, N.Y. 11735

Augustine Fund	                      1,800,000            6%
141 West Jackson Blvd.
Suite 2182
Chicage, IL  60604

All directors and officers as a     20,634,389            71%
	group

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

On October 30, 1997, the Company's second amended plan of reorganization and disclosure statement (the "Plan"), was confirmed by the United States Bankruptcy
Courts in Westbury, New York.   The confirmed Plan
is effective on the date the Company secures exit financing. On January 12, 1998, the Company secured exit financing with lender, effectuating the Plan.
The Plan called for an initial distribution to unsecured creditors with claims greater than $1,000 ("Class 7") to receive 13.5% of their claim and future distributions based on cash flow (as defined) over the next five years. Unsecured creditors with claims less than $1,000 ("Class 6") received a distribution of 20% of their claim. The initial distribution payments and certain other administrative claims are guaranteed by TW. Under the Plan, the Company's wholly owned subsidiary, Vertex Technologies, Inc., merged into the Company, and the Company changed its name to Vertex Computer Cable & Products, Inc. Under the Plan, 25.3 million of the Company's 40 million authorized shares of common stock were issued and outstanding. Effective December 29, 1997, each five shares of the Company's common stock outstanding were exchanged for one share of the surviving entity. As a result, holders of the Company's outstanding 12,652,000 common stock shares received 2,530,400 post-reorganization shares. Further, the preferred shareholders (TW) exchanged such outstanding preferred stock and forgave accrued dividends for 21,508,400 common stock shares, representing 85% of the post-reorganization outstanding common stock.

In July 12, 1998, pursuant to an Exchange Offer between TW and holders of another $400,000 in debentures, TW purchased $307,367 of the debentures for cash and common stock of the Company held by TW. The terms of all outstanding subordinated debentures had been modified, pursuant to the Plan, to an interest rate of 8% per annum, payable semi-annually with the principal due on January 12, 2005. In addition, TW forgave $115,000, exclusive of the related debt discount of $14,800, of the $2,423,000 in debentures held. The forgiveness was accounted for as a capital contribution as an adjustment to Paid-in-Capital.

Subsequent to June 30, 1998, TW paid additional cash as escrow of $185,000 to the Class 7 distribution creditors committee, for an aggregate amount of $389,000, in exchange for an extension of time for the Company to make its payments required under the Plan and TW paid $300,000 in additional cash Collateral for an aggregate amount of $1,268,000 to the Company's credit facility in an effort to increase working capital. Under the terms of the collateral agreement, TW has the right to draw down on such collateral starting in January 2000 and they started to do so as of June 15, 2000.

On December 17, 1998, the Company, formerly known as Vertex Computer Cable
& Products, Inc., entered into an agreement with a privately held distributor, DataWorld Solutions, Inc. ("Old DataWorld"), the principal shareholders of Old DataWorld. who were Daniel McPhee and Christopher Francis, TW Cable, LLC.
and Edward Goodstein, the Company's then chairman and principal shareholder. Pursuant to the agreement, (i) Vertex acquired all the outstanding shares of Old Dataworld in exchange for the issuance of 1,500,000 shares of Vertex common stock (ii) TW forgave approximately $2,300,000 in principal face amount of secured subordinated debt and all accrued interest relating thereto, (iii) TW forgave $280,000 of indebtedness, contributed $400,000 cash and arranged for approximately $400,000 of TW funds held in escrow for the benefit of Vertex's creditors to be released to such creditors as payment on behalf of Vertex in exchange for 6,000 shares of the Vertex's newly issued $6 Senior Cumulative Convertible Preferred Stock having a stated value of $100 per share (in March 1999, TW contributed $50,000 to the Company for working capital in exchange for 500 shares of the Company's $6 Preferred Stock.), and (iv)
Messrs. McPhee and Francis purchased 17,000,000 shares of the Vertex common stock from TW for $200,000. As a result of the above, Messrs. McPhee and Francis collectively owned approximately 69% of Vertex common stock and effective December 18, 1998 Messrs. McPhee and Francis became the Company's Chief Executive Officer and Chief Operating Officer, respectively. Thereafter in May 1999, Vertex, the surviving entity, merged with Old DataWorld and changed its name to DataWorld Solutions, Inc. Thereafter in June 1999, the Company's certificate of incorporation was amended to reflect a change in the Company's par value for common stock from $.10 to $.001 per share.

ITEM THIRTEEN - EXHIBITS AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS
	See index to financial statements.

(b) Form 8-K Reports
	Form 8-K dated June 15, 2000

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

    2.3 Order of United States Bankruptcy Court, Eastern District of New York dated October 30, 1997(incorporated by reference to Exhibit
         2.3 to the registrant's current report on Form 8-K dated February 5,
         1998)

    2.4 	Certificate of Ownership and Merger dated November 20,
         1997 (incorporated by 	reference to Exhibit
         3.1(d) to the registrant's current report on Form 8-K dated February 5,1998)

    2.5 	Certificate of Ownership and Merger and change of name
         dated April 30, 1999

    2.6 	Certificate of Correction dated February 18, 2000 to the
         Certificate of Ownership and Merger dated April 30, 1999


    3.1	 Restated Certificate of Incorporation dated May 24, 2000

    3.2		By-Laws  (incorporated by reference to Exhibit 3(b) of Form
         S-18 Registration Statement No. 33-7693-NY)

    4.1		Certificate of Designation, Preferences and Rights of Senior
         Cumulative Convertible Preferred  Stock    (incorporated by
         reference to Exhibit 1.2 to the registrant's report on Form  8-
         KA dated December 18, 1998)

    4.2 	Subordinated Debenture Agreement dated December 16,
         1999 between the Company and a non-affiliate (incorporated by reference to Exhibit 4.2 to the registrant's report on Form 10-KSB dated January 13, 2000)

    4.3		Agreement by and among Vertex Computer Cable &
         Products, Inc. and Daniel McPhee and Christopher Francis and TW Cable LLC and Edward Goodstein and DataWorld
         Solutions, Inc. Dated December 18, 1998 (incorporated by reference to Exhibit 1.1 to the registrant's report on Form 8-K dated December 18, 1998)

ITEM THIRTEEN - EXHIBITS AND REPORTS ON FORM 8-K

   4.4  	Securities Purchase Agreement between the Company and
         Augustine Fund LP dated May 26, 2000

   4.5  	Certificate of Designation of Series B 8% Convertible
         Preferred Stock



   23   	Consent of Certified Public Accountants.  Included with the
         Company's Financial Statements.

                       DATAWORLD SOLUTIONS, INC.
                     INDEX TO FINANCIAL STATEMENTS




                          						                             PAGE
[S]                                                          [C]
Report of Independent Certified Public Accountants            F-2

Financial Statements
Balance Sheets as of June 30, 2000 and 1999	              	   F-3

Statements of Operations for the years ended
	June 30, 2000 and 1999                    	                		F-4

Statement of Changes in Stockholders' Equity
	for the years ended June 30, 2000 and 1999 	                	F-5

Statements of Cash Flows for the years ended
	June 30, 2000 and 1999	    		                                F-6

Notes to Financial Statements                    	        F-7  -  F-20





























                 						REPORT OF INDEPENDENT CERTIFIED
							                      	PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
DataWorld Solutions, Inc.

We have audited the accompanying balance sheets of DataWorld Solutions, Inc. as of June 30, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DataWorld Solutions, Inc. as of June 30, 2000 and 1999 and the results of its operations and its cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $627,507 and $1,050,756 for the years ended June 30, 2000 and 1999, respectively, and is dependent upon a shareholder for continued financial support. These factors, as described in Note A-3 to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans, in regard to these matters, are also described in Note A-3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GRANT THORNTON LLP


Melville, New York
September 13, 2000










                      		      DATAWORLD SOLUTIONS, INC.
	            	          	         BALANCE SHEETS

			                                 	                     June 30,
ASSETS					                                        2000             1999
CURRENT ASSETS                                 -----------     ------------
[S]                                            [C]             [C]
Cash			                                        $    51,153     $      -
Accounts receivable, net of allowance for
	doubtful accounts of $56,000 and $67,000
  at June 30, 2000 and 1999,respectively	        3,058,572        2,151,604
Inventories, net                        	        1,680,577          918,474
Prepaid expenses and other current assets	          30,221           77,012
				                                          ------------     ------------
		TOTAL CURRENT ASSETS	                          4,820,523        3,147,090

PROPERTY, PLANT AND EQUIPMENT, net      	          466,139          333,114
GOODWILL		                                       3,437,472        3,623,280
DEFERRED CHARGES AND OTHER ASSETS     	             88,350           74,844
				                                          ------------     ------------
			TOTAL ASSETS	                              $  8,812,484     $  7,178,328
                                              ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
	Cash overdraft                         	     $      -         $     26,120
  Current portion of long-term debt   	             22,972           51,261
	Current portion notes payable -
    affiliate, net   	                              66,666           66,666
	Accounts payable	                               2,211,220        2,262,166
	Accrued expenses and other  	                     815,537          680,757
	Bankruptcy distributions payable	                 291,000          391,000
				                                          ------------     ------------
			TOTAL CURRENT LIABILITIES	                    3,407,395        3,477,970

LONG-TERM DEBT, NET OF CURRENT PORTION	          3,721,967        3,241,987
SUBSCRIPTIONS RECEIVED            	                217,000           55,000
NOTES PAYABLE - AFFILIATE, net	                     66,667          103,643
SECURED SUBORDINATED DEBENTURES, net	               86,153           84,713

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
8% Series B Convertible Preferred Stock, $.01
	par value, stated value $1,000 per share;
	Redemption value $2,000,000, authorized,
  3,000 shares; 1,600 shares issued and
  outstanding at June 30, 2000 		                1,600,000             -
$6 Senior Cumulative Convertible Preferred
Stock, stated value $100 per share;
authorized, 5,000,000 shares; 6,500
	shares issued and outstanding at June 30,
	2000 and 1999  	                                  672,750          650,000
Common stock, par value $.001 per share;
	authorized, 40,000,000 shares;
	29,044,000 and 26,824,000 shares
  issued and outstanding,
 June 2000 and June 1999, respectively              29,044           26,824
Additional paid in capital 	                       773,020             -
Accumulated deficit	                            (1,761,512)        (461,809)
				                                           ------------     ------------
	   TOTAL STOCKHOLDERS' EQUITY                   1,313,302          215,015
                                     				      ------------     ------------
	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  8,812,484     $  7,178,328
                                              ============     =============

		   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                  				       DATAWORLD SOLUTIONS, INC.
                             STATEMENTS OF OPERATIONS




                                                        	Years
                                                        	ended
                                                        June 30,
                                                  2000	         1999
						                                       	------------	  ----------
[S]                                           [C]            [C]
Net sales				                                	$13,368,206	     $5,912,343

Cost of goods sold				                         10,277,127       4,586,563
                                  											------------     -----------
Gross profit			                              	  3,091,079	      1,325,780

Selling, general and administrative expenses 	  2,881,715	      2,045,601
					                                      		------------     -----------

Earnings (loss) before interest and
   depreciation and amortization	            	    209,364        (719,821)

Interest expense				                              513,061	        164,487
                                       							------------     -----------

Loss before depreciation and
    amortization	                          			   (303,697)       (884,308)

Depreciation and amortization		                   323,810         166,448
						                                       	------------    ------------
Net loss 					                                   (627,507)     (1,050,756)

Deemed and accrued dividends on preferred
    stock		                                			   (649,446)	          -
						                                       	------------    ------------

Net loss applicable to common
 stockholders                                 $(1,276,953)    $(1,050,756)
							                                       ============    ============


Net loss per common share -
 (basic and diluted)		                       	$      (.04)    $      (.04)
						                                       	============     ===========

Weighted average number of shares
	outstanding - (basic and diluted)	          	  29,044,000	    26,824,000
                                       							============    ============









     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                		 				   F-4

                                 DATAWORLD SOLUTIONS, INC.
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            YEARS ENDED JUNE 30, 2000 and 1999




			                   	   8%      $6.00 		                                Retained       Total
                      Preferred  Preferred            Common     Paid-     earnings      stock-
                        stock     stock     Common    stock       in    (accumulated)   holder's
                        amount    amount    shares    amount    capital     deficit)     equity
                        ------   --------  --------   --------  --------  -----------   ---------
Balance July 1, 1998       -         -      4,000,000     4,000   16,000      38,165       58,165


Issuance of preferred
 stock                     -      650,000                                                 650,000

Effect of shares issued
 and exchanged in
 connection with the
 acquisition of vertex                     14,500,000 1,846,000  (16,000) (2,104,794)    (274,794)
Effect of change in
 par value of common
 stock                                               (2,655,576)           2,655,576        -

As adjusted in conn-
 ection with the
 merger with Vertex                         8,324,000   832,400                           832,400

Net loss                                                                  (1,050,756)  (1,050,756)
                        -------- -------- ----------- ---------- --------  ----------  -----------
Balance June 30,
 1999                   $   -    $650,000  26,824,000   $26,824   $  -   $  (461,809)  $  215,015

Issuance of common
  stock in exchange
  for website
  development services                      1,800,000     1,800  358,200                  360,000

Deferred website
  development costs	                                            (306,000)		           	  (306,000)

Issuance of 8%
  Preferred Stock,
  net of fees          1,600,000    -                           (240,000)               1,360,000

Deemed and accrued
  dividends on 8%
  Preferred Stock                                                638,780    (649,446)     (10,666)

Accrued dividends
on $6 Preferred
stock                              22,750                                    (22,750)         -

Issuance of common
   stock in settlement
   for accounts
   payable                                    170,000       170   21,290                   21,460

Warrants issued in
   connection with
   issuance of
   debenture					                                                 51,000                   51,000

Conversion of debenture
   to common stock                            250,000       250  249,750                  250,000

Net loss                                                                    (627,507)    (627,507)
                      ---------- --------  ----------   ------- --------  ------------ -----------
Balance June 30,
 2000                 $1,600,000 $672,750  29,044,000   $29,044 $773,020$ (1,761,512)  $1,313,302
                      ========== ========  ==========   ======= ========  ============ ==========



      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL  STATEMENTS.

		                                   DATAWORLD SOLUTIONS, INC.
				    	                             STATEMENTS OF CASH FLOWS


        		                                         Years
                                                   ended
                                           June 30,       June 30,
                                             2000          1999
                                         -----------     -----------
[S]                                      [C]            [C]
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss ............................... $ (627,507)    $(1,050,756)
Adjustments to reconcile net loss
  to net cash used in operating
   activities:
     Depreciation and amortization......    323,810         166,448
     Provision for doubtful accounts....     37,000            -
     Provision for slow-moving and
      obsolete inventory................     46,000            -
     Non cash interest expense..........     51,000     	      -
     Stock issued for services..........     75,461            -
Change in operating assets and
  liabilities, net:
     Increase in accounts receivable....   (943,968)     (1,057,823)
     Increase in inventories............   (808,103)       (202,773)
     Decrease(increase) in prepaid and
       other assets.....................     33,285         (24,162)
     Increase in accounts payable and
       accrued expenses.................     73,527         939,711
                                        ------------      -----------
Net cash used in operating
  activities............................(1,739,495)      (1,229,355)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................   (269,947)         (15,317)
  Acquisition of Vertex, net of cash
    acquired...........................       -             (74,795)
                                        -----------      -----------
Net cash used in investing
   activities..........................   (269,947)         (90,112)


CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings under debt and
    loan agreements....................    451,691          639,219
 (Repayment) borrowings from affilate..    (36,976)         170,309
  Proceeds from issuance of preferred
    stock, net.........................  1,360,000          450,000
  Proceeds from issuance of debenture..    250,000             -
  Subscriptions received...............    162,000           55,000
  Decrease in bankruptcy distributions
    payables...........................   (100,000)            -
  Cash overdraft........................   (26,120)         (15,061)
                                        -----------      -----------
Net cash provided by financing
  activities............................  2,060,595       1,299,467
                                        -----------      -----------
NET INCREASE (DECREASE) IN CASH.........     51,153         (20,000)

CASH at beginning of period.............      -              20,000
                                        ------------     -----------
CASH at end of period................... $   51,153       $   -0-
      		                      		        ============      ==========


Supplemental disclosure of cash flow
 information:

  Cash paid for:
     Interest..........................  $  454,645       $ 164,487
                                         ===========      ==========




 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                          				DATAWORLD SOLUTIONS, INC.
                           NOTES TO FINANCIAL STATEMENTS
	         							             June 30, 2000 and 1999

NOTE A - BASIS OF PRESENTATION

1.   NATURE OF BUSINESS
DATAWORLD SOLUTIONS, INC., (the "Company") operates in one business segment - assembly and distribution of electronic wire, cable and related products used primarily for data communication and distribution. The principal market for the Company's products is in the United States.

2.   BUSINESS COMBINATION
On December 17, 1998, the Company, formerly known as
Vertex Computer Cable & Products, Inc. ("Vertex"),
entered into an agreement with a privately-held distributor, DataWorld Solutions, Inc. ("Old DataWorld"), the principal shareholders of Old DataWorld, who were Daniel McPhee and Christopher Francis, TW Cable, LLC., ("TW") and
Edward Goodstein, the Company's then chairman and
principal shareholder.   Pursuant to the agreement, (i)
Vertex acquired all the outstanding shares of Old
Dataworld in exchange for the issuance of 1,500,000 shares of Vertex common stock (ii) TW forgave approximately $2,300,000 in principal face amount of secured subordinated debt and all accrued interest relating thereto,
(iii) TW forgave $280,000 of indebtedness, contributed $400,000 cash and arranged for approximately $400,000 of TW funds held in escrow for the benefit of Vertex's creditors to be released to such creditors as payment on behalf of Vertex in exchange for 6,000 shares of Vertex's newly issued $6 Senior Cumulative Convertible Preferred Stock having a stated value of $100 per share, and (iv) Messrs. McPhee and Francis purchased 17,000,000 shares of the Vertex common stock from TW for $200,000. As a result of the above, Messrs. McPhee and Francis collectively owned approximately 69% of Vertex common stock and effective December 18, 1998, Messrs. McPhee and Francis became the Company's Chief Executive
Officer and Chief Operating Officer, respectively. Thereafter in May 1999, Vertex, the surviving entity, merged with Old DataWorld and changed its name to DataWorld Solutions, Inc. Further in June 1999, the Company's certificate of incorporation was amended to reflect a change in the Company's par value for common stock from $.10 to $.001 per share.

The acquisition was accounted for under the purchase method of accounting, as a reverse acquisition of Vertex by Old DataWorld. Accordingly, the assets acquired and liabilities assumed of Vertex were recorded at their estimated fair values of approximately $2,070,000 and $4,958,000, respectively. On the date of the merger, the fair value of Vertex's liabilities (after considering the above mentioned forgiveness and capital contributions) exceeded the fair value of net, identifiable tangible assets by approximately $2,888,000. The statement of operations for the year ended June 30, 1999 includes the results of operations of Old DataWorld and the results of Vertex from the date of acquisition.






                        DATAWORLD SOLUTIONS, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         June 30, 2000 and 1999

2.   BUSINESS COMBINATION (CONTINUED)
 	The following table summarizes the assets acquired and
  liabilities assumed from Vertex:
[S]                            [C]
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

                                     Year Ended
                                    June 30, 1999
                                   ---------------
[S]                                [C]
            Net sales              $   8,553,000
            Cost of goods sold         7,050,000
                                   ---------------
            Gross Profit           $   1,503,000
                                   ===============

            Net loss attributable
            to common stock        $  (2,148,000)
                                   ===============

            Basic loss per share   $     (.08)
                                   ===============

3.  GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern in the normal course of business. The Company has incurred a net loss of $627,507 for the year ended June
30, 2000, has used $1,739,495 of cash in operating activities and is dependent upon a shareholder and director for continued financial support. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan, in regard to these matters are described below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended June 30, 2000, the Company obtained approximately $1,772,000 in equity financing which was used to fund current operations. Management is currently exploring additional sources of working capital. However, there can be no assurances that management will be successful in obtaining additional sources of working capital and that the Company will be able to raise such additional financing to fund ongoing operating shortfalls or complete other plans.

                                    F-8
                       DATAWORLD SOLUTIONS, INC.
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           June 30, 2000 and 1999

NOTE B - 	SIGNIFICANT ACCOUNTING POLICIES
A summary of significant accounting policies applied in the preparation of the financial statements follows:

1.	INVENTORIES
Inventories, consisting principally of goods, which are purchased as components to be used in the assembly of manufactured goods, are stated at the lower of cost (first-in, first-out method) or market.

2.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost less accumulated depreciation and amortization computed on a straight-line basis over the estimated useful lives of the respective assets. Building improvements are amortized over the useful life of the improvement. Expenditures for maintenance, repairs and betterments, which do not materially extend the useful lives of the assets, are charged to operations as incurred. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

3.	GOODWILL
Goodwill is recorded at cost, less accumulated amortization. The excess of purchase price over the fair value of identifiable tangible assets acquired is being amortized on a straight-line basis over 20 years. The
Company periodically evaluates the recoverability of the carrying value of its intangible assets and the related amortization periods. The Company assesses the recoverability of unamortized goodwill based on the undiscounted projected future earnings of the related businesses. To date, the Company has not recognized any goodwill impairment charges.

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

6.	NET LOSS PER COMMON SHARE
Basic and diluted loss per share is calculated by dividing the net loss, after consideration of the deemed and accrued dividends on preferred stock, by the weighted average number of shares of common stock outstanding during each period. Stock options and warrants to purchase 1,122,500 shares have been excluded from the calculation of diluted loss per share, as their effect would have been antidilutive.
                                   F-9

                              DATAWORLD SOLUTIONS, INC
                       NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                                 June 30, 2000 and 1999


7.	USE OF ESTIMATES
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

8.  	FINANCIAL INSTRUMENTS
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

9. 	EMPLOYEE STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation utilizing the "intrinsic value method". Accordingly, no compensation expense has been recognized concerning stock options granted to key employees with exercise prices greater than or equal to the fair market value of the Company's common stock on the date of grant.

10. 	ADVERTISING COSTS
Advertising costs are charged to operations when the advertising first takes place. The Company's advertising for the years ended June 30, 2000 was paid entirely by its vendors under their co-operative programs. Advertising expense for the year ended June 30, 1999 was approximately $12,900.

11.	EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 1999, the Securities and Exchange
Commission (SEC) issued Staff Accounting Bulletin No.
101 (SAB 101), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B
(SAB 101B), which extends the effective date of SAB 101 to the Company's fourth quarter of fiscal 2001. Although the Company has not fully assessed the implications of SAB 101, management does not believe the adoption of the statement will have a significant impact on the Company's financial position, results of operations or cash flows.

12.  	RECLASSIFICATIONS
Certain prior period amounts have been reclassified to conform to the current year presentation.


















                           DATAWORLD SOLUTIONS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

NOTE C - INVENTORIES
Inventory consists primarily of goods purchased as parts/components, which are used in the assembly of manufactured goods. The Company regularly reviews its inventory for obsolete and slow-moving items, which includes reviews of inventory levels of certain product lines and an evaluation of the inventory based on changes in technology and markets. As of June 30, 2000 and 1999, the allowance for obsolete and slow-moving items was approximately $532,000 and $647,000, respectively.

                 	Inventory consists of the following:
                                    June 30,
						                    		  2000  	        1999
							                   -----------	   --------------
[S]                       [C]            [C]
			Raw materials			       $ 1,590,577   	$    869,506
			Work in process			        90,000            32,563
			Finished goods			             -      	      16,405
           							        -----------    ------------
			Inventories, net			    $ 1,680,577    $    918,474
      		 	              		===========    ============

NOTE D - PROPERTY, PLANT AND EQUIPMENT, NET
	Property, plant and equipment, net, consist of the following:

                         Asset lives             June 30,
						                     (years)         2000	        1999
					                    ----------   ------------   ------------
[S]                      [C]          [C]            [C]
 Building improvements      2-5       $    51,845    $   51,845
	Machinery and equipment	   10            234,073  	    232,074
	Computer equipment		        5            308,092          -
	Furniture and Fixtures		  5-10            75,064       115,208
                                      ------------   -----------
               						                     669,074	      399,127
	Less accumulated depreciation
		and amortization		                     (202,935)      (66,013)
                                      ------------   -----------
						                                $   466,139	   $  333,114
                          					       ===========    ===========

Depreciation and amortization of property, plant and equipment was $136,921, and $66,013 for the years ended June 30, 2000 and 1999.







                               DATAWORLD SOLUTIONS, INC.
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               June 30, 2000 and 1999

NOTE E - LONG-TERM DEBT

 	Long-term debt consists of the following:
                                                  June 30,
                                            2000           1999
  							                                ----------     ----------
[S]                                      [C]            [C]
	Revolving asset-based loan (1)	      	  $3,657,677     $3,236,129
	Capitalized lease obligations (2)           87,262         57,119
	                               			  			 ----------     ----------
     						                  			          3,744,939	     3,293,248
	Less current portion of long-term debt      22,972         51,261
                                 							 ----------     ----------
							                                  $3,721,967     $3,241,987
							                                  ==========     ==========

1.	The Company has a financing agreement ("the
Agreement") with a financial institution that, as amended,
provides for revolving loans and letters of credit subject to maximum borrowings of $5,000,000 through January 31,
2002.  Total borrowings are limited to 85% of eligible accounts receivable (constituting those amounts outstanding 90 days or less), 50% of eligible accounts receivable outstanding between
91 and 120 days, 40% of regular inventories, 10% of slow
moving inventories and the amount of collateral deposited by
TW.  The Company is required to pay interest at prime plus 2
1/2% (12% at June 30, 2000) and a commitment fee of 1% per
annum.  At June 30, 2000, there were $75,000 outstanding
letters of credit issued for inventory purchases.  Borrowings under the Agreement are collateralized by all of the assets of the
Company.   In connection with the Agreement, TW agreed to
deposit approximately $1,268,000 as additional collateral for borrowing under the Agreement. Under the terms of the Agreement, TW has the right to draw down on such collateral beginning January 2000 and has begun to do so on June 15, 2000. The Agreement, as amended, requires among other things, the Company to maintain a deficiency in tangible net worth of not more than $3,500,000 and a deficiency in working capital of not more than $3,800,000, as defined.

2.	The Company leases certain manufacturing and computer
equipment, which are accounted for as capital leases. The obligation for the computer equipment required the Company to make monthly payments of $1,426 through March 2005.
The obligation for the manufacturing equipment requires the Company to make monthly payments of $3,107 through August 2000.

The following is a summary of the aggregate annual maturities of long-term debt and capital leases:

      Year ending
	    			June 30,	  	Total
		    		--------		-----------
[S]     [C]       [C]
		    		2001		        22,972
			    	2002	     	3,674,791
			    	2003		        17,114
			    	2004		        17,114
			    	2005	         12,948
                  ----------
                  $3,744,939
                  ==========

                           DATAWORLD SOLUTIONS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            June 30, 2000 and 1999

NOTE F - STOCKHOLDER'S EQUITY

1.	SECURED SUBORDINATED DEBENTURES AND PREFERRED STOCK
The subordinated debentures of approximately $86,000 and $84,700 at June 30, 2000 and 1999, respectively, net of any discount, remain secured by all of the Company's assets subordinated to all current and future institutional loan facilities. These debentures accrue interest at 8% are payable semi-annually and mature in January 2004.

2.	$6 SENIOR CUMMULATIVE CONVERTIBLE PREFERRED STOCK
As a result of the Business Combination (see Note A-2), the Company issued to TW 6,000 shares of $6 Senior Cumulative Convertible Preferred Stock ("$6 Preferred Stock") having a stated value of $100 per share. Beginning December 1, 1999, the dividends accrue, when and as declared by the Board of Directors at the rate of $6 per share, and are payable quarterly beginning March 1, 2000. The holders of the $6 Preferred Stock have the right to convert the $6 Preferred Stock into the Company's common stock anytime after December 31, 1999 provided that the market price of the Company's common stock is greater than $1.50. In the event the holders of the $6 Preferred Stock elect to convert, the amount of shares received in conversion will be determined by dividing the stated value, including accrued but unpaid dividends, by 75% of the market price of the Company's common stock, as defined. Further, the $6 Preferred Stock is redeemable at the option of the holder anytime after December 1, 2003 at the stated value plus any accrued but unpaid dividends. In the event the holders seek redemption, the Company may either redeem such shares for cash or issue shares of common stock with a market value equaling the redemption amount.

In March 1999, TW contributed $50,000 to the Company for working capital in exchange for an additional 500 shares of the Company's $6 Preferred Stock.

3.  8% SERIES B CONVERTIBLE PREFERRED STOCK
On May 31, 2000, the Company issued 1,600 shares of newly created 8% Series B Convertible Preferred Stock ("8% Preferred
Stock"), $.01 par value, with a stated value of $1,000 per share, redemption value at 125% of the stated value, to accredited investors pursuant to Regulation D under the Securities Act of 1933 for net cash proceeds of approximately $1,435,000. The 8% Preferred Stock has no voting rights and is convertible into common stock of the Company at an effective conversion price of the lower of (i) 75% of the market price or (ii) 110% of the lowest closing bid of the Company's common stock for the five trading days immediately preceding the closing date, May 31, 2000, as defined in the Certificate of Designation of the 8% Preferred Stock provided that, if the Company's Registration Statement on Form SB-2 has not been declared effective on or before September 30, 2000, then the conversion percentage shall decrease 2% for each month or partial month in which the Registration Statement has not been declared or does not remain effective. If the Registration
Statement has not been declared and does not remain effective on and after one year from May 31, 2000 and until the 8% Preferred
Stock has been converted in full, then the conversion percentage shall be 50%.
Holders of the 8% Preferred Stock are entitled to receive dividends at the stated dividend rate of 8% on the stated value of $1,000 on each 8% Preferred Stock share. Dividends are cumulative from the date of issue, whether or not declared, for any reason. The Company has accrued dividends on its 8% Preferred Stock of approximately $11,000 at June 30, 2000. In addition, the investors were granted five-year warrants to purchase 160,000 shares of common stock at a purchase price equal to 120% of the lowest of the closing bid prices for the Company's common stock for the five trading days prior to May
31, 2000. The Company recorded a deemed dividend of $638,780 for the year ended June 30, 2000, representing the discount resulting from the allocation of the proceeds to the beneficial conversion feature and the fair value of the underlying warrants.
Such deemed dividend was recognized on the date of issuance since the 8% Preferred Stock was immediately convertible. In connection with this transaction, the Company issued five-year warrants to the broker/finder to purchase an aggregate of 100,000 shares of the Company's common stock at 120% of the lowest of the closing bid prices for the Company's common stock for the five trading days preceding the closing date, May 31, 2000. These warrants have an estimated fair value of $105,000. In addition the Company issued 500,000 warrants to a consultant (see Note I-3).


                      DATAWORLD SOLUTIONS, INC.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
			             	       June 30, 2000 and 1999

4.  COMMON STOCK
In July, 1999, the Company's Board of Directors unanimously approved a change in the Company's common stock par value from $.10 to $.001, which has been reflected in the accompanying financial statements.

5.  CONVERTIBLE DEBT
On December 16, 1999, the Company issued to a non-affiliated party a Convertible Debenture for a principal amount of $250,000. The debenture accrues interest at a rate of 2 1/4% over prime rate and is payable semi-annually commencing on June 1, 2000. The entire principal balance plus any accrued and unpaid interest shall be payable on November 30, 2004 (the "Maturity Date"). The debenture holder was granted warrants, which permit the holder to purchase up to a maximum of 300,000 shares of the Company's common stock at $.50 per share. If at anytime prior to the Maturity Date, the common stock of the Company reaches or exceeds an average bid price of $1.50 per share over a period of thirty (30) consecutive business days, as quoted on any exchange or electronic market on which the stock is regularly quoted, then the principal amount of the debenture then outstanding automatically be converted into fully paid and non-assessable shares of common stock of the Company at a conversion price of $1.00 per share. In March 2000, the debentures were automatically converted pursuant to the above terms. Further, the Company, pursuant to the debenture agreement, has given the warrant holder notice that the warrants expire on October 28, 2000.

6.		SUBSCRIPTIONS RECEIVED
During fiscal 2000 and 1999 the Company received an aggregate of $227,000 in exchange for agreeing to issue 1,172,905 shares of the Company's common stock. Further, in connection with one of these subscriptions, the Company agreed to issue warrants to the subscriber to purchase 12,500 shares of the Company's common stock at $1.25 per share, expiring on May 17, 2003.

7.		WEB SITE DEVELOPMENT COSTS
In January 2000, the Company issued 1,800,000 non-forfeitable shares of its common stock, in exchange for services valued at $360,000 to be provided in connection with the development of the Company's
Web site.  Through June 30, 2000 the Company recognized
$54,000 of expense relating to the initial design of the Web site. Unamortized Web site development costs have been classified has a component of stockholders' equity in the accompanying financial statements and will be recognized as services are provided.











	        					            DATAWORLD SOLUTIONS, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
  		           		   	      June 30, 2000 and 1999



NOTE G - STOCK OPTIONS

In December 1999, the Company agreed to grant options to two employees to each purchase 25,000 shares of the Company's common stock at $.20 per share. These options expire five years from the date of grant and vest ratably over three years. At June 30, 2000 none if these options were exercisable. These
50,000 options were not granted pursuant to a stock option plan.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for these options - consistent with the methodology prescribed by SFAS 123, the Company's pro forma net loss applicable to common stockholders would have been approximately $1,278,000 in fiscal 2000 and the pro forma net loss per common share have been $.04.

The weighted average fair value of options issued in fiscal 2000 was $.17 and was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the options issued in fiscal 2000; expected volatility of 160%;
risk-free interest rate of 6.24%; and expected option life of 3 years.



























         						            DATAWORLD SOLUTIONS, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              				 	       June 30, 2000 and 1999

NOTE H - INCOME TAXES

As a result of the Company's fiscal 2000 and 1999 losses and inability to realize tax benefits, the Company recorded no tax benefit for the years ended June 30, 2000 and 1999.

Reconciliation between actual income tax benefit and the amount computed by applying the statutory federal income tax rate to the pre-tax loss is as follows for the years ended June 30,

                                 								          2000	             1999
				               		                     	   	------------      ------------
[S]                                            [C]               [C]
	Tax benefit at statutory federal
 		income tax rates	                       	  	$  (213,352)      $  (357,257)
	Respective year's net operating
		loss not currently utilizable	           	       213,352           357,257
                                        							------------      ------------
                                         						$      -          $      -
                                       								============      ============

The tax effects of temporary differences and loss carryforwards giving rise to deferred tax (assets) and liabilities are as follows:

                                                  June 30,
                                           2000             1999
						                                  ------------    ------------
[S]                                     [C]             [C]
	Net operating loss carryforwards       $(4,743,000)    $(4,697,000)
	Other deferred assets
		Allowance for bad debts	               	  (10,000)        (29,000)
		Inventory reserves		           	         (185,000)       (182,000)
		Inventory capitalization	            	    (16,000)        (10,000)
		Other deferred assets	           	        (41,000)        (18,000)
						                                  ------------    ------------
	Gross deferred tax asset		              (4,995,000)     (4,936,000)
	Depreciation 		                             40,000          40,000
	Other deferred costs			                      3,000           3,000
						                                  ------------    ------------
	Net deferred tax asset	         	       (4,952,000)     (4,893,000)
	Deferred tax asset valuation allowance   4,952,000       4,893,000
						                                  ------------    ------------
	Net deferred tax asset		               $      -        $      -
						                                  ============    ============





                           DATAWORLD SOLUTIONS, INC.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           June 30, 2000 and 1999


NOTE H- INCOME TAXES (CONTINUED)

The Company anticipates that for the foreseeable future it will continue to be required to provide a 100% valuation allowance for the tax benefit of its net operating loss carryforwards and temporary differences.

As of June 30, 2000, the Company's net operating loss carryforwards aggregate approximately $12,483,000, which expire during fiscal 2006 through 2020.



NOTE I - COMMITMENTS AND CONTINGENCIES

1.	LEASES

The Company's minimum annual lease commitments under non-cancelable operating leases for premises at June 30, 2000 are as follows:

                     					Years ending June 30:	    Total
                                       							  ----------
[S]                                     [C]     [C]
				                                  		2001	   $  331,000
					                                  	2002	      292,000
					                                  	2003	       12,000
							                                         -----------
                                        							 $  635,000
                                                ===========

Rent expense, including related real estate taxes and other operating charges, was approximately $289,000 and $237,000 for the year ended June 30, 2000 and 1999, respectively.


2. LITIGATION MATTERS

The Company is a party to legal matters arising in the general conduct of business. Management believes the ultimate outcome of such matters is not expected to have a material adverse effect on the Company's results of operations or financial position.













                             DATAWORLD SOLUTIONS, INC.
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999


NOTE I - COMMITMENTS AND CONTINGENCIES (CONTINUED)


3.  CONSULTING AGREEMENT

In March 2000, the Company entered into a two year consulting agreement ("the Agreement") whereby the consultants are to provide strategic and financial planning services to the Company as defined in the Agreement.
Pursuant to this Agreement, upon the issuance of the 8%
Preferred Stock (See Note F-3), the Consultant was granted three-year warrants to purchase 500,000 shares of common stock at a purchase price equal to 100% of the closing bid price of the common stock on May 30, 2000 ($1.16). These warrants expire on May 30, 2003 and have an estimated value of $515,000.

	In addition, upon satisfying certain performance criteria, as defined in the
Agreement, the Company may be obligated to issue any or all of the following:

		1.	Upon the closing of a merger, acquisition, strategic
     partnership, business combination, sale of assets and/or a similar transaction, the Consultant will receive 10% of the value of any transaction, as defined above, in a combination of warrants to purchase the Company's common stock and cash, at the Consultants' option.

		2.	Upon the successful closing of another debt or
     equity financing of a minimum amount of
     $1,500,000 the Consultant will receive warrants to purchase 500,000 shares of the Company's common stock at an exercise price equal to 100% of the closing bid price of the common stock on the business day immediately preceding the closing date of the transaction, as defined.

	3. Upon the completion of any underwriting equity offering of a minimum of $3,000,000, the Consultant will receive warrants to purchase
     500,000 shares of common stock at an exercise price equal to 100% of the per share offering price.


All warrants to be issued pursuant to this Agreement will have an exercise period of 36 months from the closing date of the related transaction, as defined. At the request of the consultant, the Company is obligated to extend a loan to the consultant to enable the consultant to pay the exercise price of such warrants. Any such loan will (i) be for a term of no more than 30 days, (ii) bear interest at the then current prime rate per annum, (iii) be secured by collateral other than the common stock to be received upon exercise having a fair market value at least equal to the amount of the loan, and (iv) provide full recourse against the Consultant.









                       DATAWORLD SOLUTIONS, INC.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                       June 30, 2000 and 1999


NOTE I - COMMITMENTS AND CONTINGENCIES (CONTINUED)

4.   BANKRUPTCY DISTRIBUTIONS

On March 24, 2000, the Company agreed with the Official
Committee of Unsecured Creditors ("the Committee") as to
the modification of the treatment of the Class 7 Unsecured
Creditors ("the Class 7 Creditors") under the Company's
confirmed Chapter 11 plan of reorganization, as previously
modified ("the Plan").   Pursuant to such agreement, in
satisfaction of the claims of the Class 7 Creditors, the Company paid the Class 7 Creditors, $400,000 from an escrow account (see Note A-2) and $100,000 from the Company on or about April 24, 2000. The balance of the amount due to the Class 7 Creditors is $291,000. This amount is payable in 30 monthly installments of approximately $11,000 at 8% interest beginning on June 15, 2000. In addition, the Company has the option, until March
31, 2001, to pay the then balance due plus an additional
$25,000 to the Class 7 creditors. In the event the Company does not exercise this option, the Company is obligated to pay the Class 7 Creditors a percentage of the Company's cumulative cash flow, as defined, through September 2002 as originally specified in the Plan.


NOTE J  - EMPLOYEE PENSION PLAN

The Company participates in a multi-employer, union-sponsored pension plan covering all union employees pursuant to a negotiated labor contract. Pension expense for the defined contribution plan for the years ended June 30, 2000 and 1999, respectively was $127,635 and $71,825. In the event of the Company's withdrawal from the multi-employer, union-sponsored plan, the Company could be liable for a portion of the plan's under-funding, if any.


NOTE K - NOTES PAYABLE - AFFILIATE

Through June 30, 2000 the Company received an aggregate of $273,000 from an individual who is a director of the Company
("the Affiliate") in the form of non-interest bearing notes. These notes have been discounted at an interest rate of 10.75% per annum. The note requires the Company to pay the Affiliate $5,555 per month for 36 months.













                            DATAWORLD SOLUTIONS, INC.
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

NOTE L - FOURTH QUARTER CHARGES (UNAUDITED)

During the fourth quarter of the year ended June 30, 2000, the Company recorded the following:

[S]                                           [C]
		Provision of lease settlement costs         $   65,000
		Website development costs	                      54,000
		Warrants issued in connection with
   issuance of debentures	                        51,000
		Provision for officers and employee
		   bonuses 			  	                               60,000
		Provision for inventory obsolescence            46,000
		Provision for bad debt  	  	                    37,000
		Other accruals    	  	                          25,000
                                              ----------

                          		Total			 	  	     $  338,000
                               								       ==========


























                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of October 2000.

		DATAWORLD SOLUTIONS, INC.

		By:	/s/  Daniel McPhee
				---------------------------
				Daniel McPhee,
      President,
      Chief Executive
      Officer and Chairman
      of the Board


		By:	/s/  Nicholas T. Hutzel
				---------------------------
				Nicholas T. Hutzel,
				  Vice President,
      Controller
				  and Secretary
































Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on October 13, 2000, by the following persons, in the capacities indicated:


   /s/ Daniel McPhee          Chairman of the Board
----------------------------  President and Chief Executive
Daniel McPhee                 Officer and Director


/s/ Christopher Francis       Chief Operating Officer and Director
----------------------------
Christopher Francis


/s/ Edward Goodstein          Director
---------------------------
Edward Goodstein



/s/ Nicholas Hutzel           Vice President, Controller
---------------------------   and Secretary
Nicholas Hutzel