Form 10KSB
period 2000-09-30
DATAWORLD SOLUTIONS INC
filed 2000-11-14
CIK 798438

SECURITIES AND EXCHANGE COMMISSION
     Washington, DC  20549


FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2000
Commission File Number 33-7693

_______________________________________________________________________________

DATAWORLD SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________________


          _ Delaware ___          		                        11-2816128      _
(State or other jurisdiction of            						          (I.R.S. Employer
 incorporation or organization)            						       Identification Number)


	920 Conklin Street, Farmingdale, New York 11735
	(Address of principal executive offices and zip code)


	Registrant's telephone number, including area code: (631) 293-1610


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         		    Yes   _X         No _______

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                         		     Yes   _X          No _______


On November 1, 2000, 29,044,000 shares of common stock, $.001 par value were outstanding.



Note: This is Page 1 of a document consisting of 14 pages.


        DATAWORLD SOLUTIONS, INC.
	        TABLE OF CONTENTS




PART I: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS:


Balance Sheet - September 30, 2000 and June 30, 2000 ................     3

Statement of Operations - Three Months Ended
    September 30, 2000 and 1999.....................................      4

Statement of Changes in Stockholders' Equity for the three
  months ended September 30, 2000...................................      5

Statement of Cash flows for the three months ended
    September 30, 2000 and 1999.....................................      6

  Notes to Financial Statements......................................   7-9



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS ................. 10-12


PART II- OTHER INFORMATION...........................................    13



SIGNATURES...........................................................    14







DATAWORLD SOLUTIONS, INC.
BALANCE SHEETS

                                  			                  September 30, 	 June 30,
                                          			             2000   		      2000
                                                       (Unaudited)
                                                      -------------   ----------
ASSETS
CURRENT ASSETS:
  Cash............................................... $    -        	$  51,153
  Accounts receivable, net of allowance for doubtful
    accounts of $71,000 and 56,000 as of September 30,
    2000 and June 30, 2000, respectively.............	  3,524,037    3,058,572
  Inventories, net................................... 	 1,767,671    1,680,577
  Prepaid expenses and other current assets..........      72,689       30,221
                                                       ----------    ----------
		TOTAL CURRENT ASSETS...............................   5,364,397    4,820,523

PROPERTY, PLANT AND EQUIPMENT, net...................     459,589      466,139
GOODWILL.............................................   3,391,020    3,437,472
OTHER ASSETS.........................................      88,350       88,350
                                                       -----------   ----------
TOTAL ASSETS......................................... $ 9,303,356 	$ 8,812,484
                                                      ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current portion of long-term debt.................. $    17,114		$    22,972
  Current portion Notes payable - Affiliate..........      66,666       66,666
  Cash overdraft.....................................  	  141,211         -
  Accounts payable...................................   2,344,130 	  2,211,220
  Accrued expenses and  other........................     908,731      815,537
  Bankruptcy distributions payable...................     259,503      291,000
                                                        ----------   ----------
		TOTAL CURRENT LIABILITIES..........................   3,737,355    3,407,395

LONG-TERM DEBT, NET OF CURRENT PORTION...............   4,016,758    3,721,967
SUBSCRIPTIONS RECEIVED...............................     217,000      217,000
NOTES PAYABLE - AFFILIATE, net.......................	     55,556	      66,667
SECURED SUBORDINATED DEBENTURES, net.................      86,513       86,153

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
8% Series B Convertible Preferred Stock, $.01
   par value, stated value  $1,000 per share;
   Redemption value $2,000,000, authorized,
   3,000 shares; 1,600 shares issued and outstanding.   1,600,000    1,600,000
$6 Senior Cumulative Convertible Preferred stock,
  stated value $100 per share; authorized 5,000,000
  shares; 6,500 issued and outstanding................    682,500      672,750
  Common stock, par value $.001 per share; authorized
    40,000,000 shares; 29,044,000 issued and outstanding
    at September 30, 2000 and June 30, 2000...........     29,044       29,044
  Additional paid in capital..........................    773,020      773,020
  Accumulated deficit................................. (1,894,390)  (1,761,512)
                                                       -----------  -----------
  TOTAL STOCKHOLDERS' EQUITY..........................  1,190,174		  1,313,302
                                                       -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY.............................................$ 9,303,356		$ 8,812,484
                                                       =========== ============

The accompanying notes are an integral part of these financial statements. DATAWORLD SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                              				 	   Three Months Ended
                          									                       September 30,
						                                                   2000    	    1999
                                                     -----------  -------------
Net sales..........................................  $ 3,661,356  $  3,280,912

Cost of goods sold.................................    2,726,180     2,600,933
                                                       ----------  ------------
Gross profit....................................... 	    935,176       679,979

Selling, general and administrative expenses.......      817,016       572,178
                                                       ----------  ------------
Earnings before interest and
   depreciation and amortization................... 	    118,160       107,801

Interest expense...................................      129,543       100,257
                                                       ----------    ----------
Earnings before depreciation and amortization......      (11,383)        7,544

Depreciation and amortization......................       79,747    	   75,526
                                                       ----------    ----------

Net loss...........................................      (91,130)      (67,982)


Accrued dividends on preferred stock...............       41,748          -
                                                       ----------    ----------

Net loss applicable to common stockholders.........   $ (132,878)    $ (67,982)
                                                      ============   ==========
Share Information

Basic and diluted loss per share...................   $    (.01)     $    (.01)
                                                      ===========    ==========
Weighted average number of common shares
 outstanding.......................................   29,044,000    26,824,000
                                                      ===========   ===========








The accompanying notes are an integral part of these financial statements. DATAWORLD SOLUTIONS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)


	                 			   8%      $6.00 		  		  	                               Retained     Total
                    Preferred Preferred             Common        Paid-      earnings     stock-
                      stock     stock     Common     stock         in     (accumulated)   holder's
                      amount   amount     shares     amount      capital     deficit)     equity
                      ------  --------  ----------  ---------   --------   ------------  ---------
Balance July 1,
 2000              $1,600,000  $672,750 29,044,000     $29,044    $773,020 $(1,761,512) $1,313,302

Accrued dividends
  on 8% Preferred
  stock                                                                        (31,998)     (31,998)

Accrued dividends
  on $6 Preferred
  stock                           9,750                                         (9,750)       -

Net loss                                                                       (91,130)     (91,130)

                   ==========  ======== ==========  ==========  ========== ============ ===========
Balance September
 30, 2000          $1,600,000  $682,500 29,044,000     $29,044    $773,020 $(1,894,390)  $1,190,174










The accompanying notes are an integral part of these financial statements.

DATAWORLD SOLUTIONS, INC.
STATEMENTS OF CASHFLOWS
 (Unaudited)
                                        						           		Three Months Ended
                                                 							      September 30,
                                                 		        2000          1999
                                                       ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................................. $ (91,130)	 	$  (67,982)
Adjustments to reconcile net loss to net cash provided
   by operating activities:
    Depreciation and amortization..................... 	  79,747        69,751
Provision for doubtful accounts.......................    15,000          -
Change in operating assets and liabilities:
    Increase in accounts receivable...................  (480,465)     (621,481)
    Increase in inventories...........................   (87,094)     (494,756)
    Increase in prepaid expenses and other current assets(42,468)      (38,536)
    Increase in other assets..........................	     - 	         (2,100)
    Increase in accounts payable and accrued expenses.   194,106       676,633
                                                        ----------    ---------
    Net cash used in operating activities.............  (412,304)     (478,471)
                                                        ----------    ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures................................   (26,385)         -
                                                        ----------    ---------
  Net cash used in investing activities...............   (26,385)         -
                                                        ----------    ---------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under debt and loan agreements......   288,933       417,077
   (Repayment) borrowings from affiliate..............   (11,111)	      73,000
   Cash overdraft.....................................   141,211          -
   Decrease in bankruptcy distributions payable.......   (31,497)         -
                                                        ---------     ---------
Net cash provided by financing activities.............   387,536       490,077
                                                        ---------     ---------
NET (DECREASE) INCREASE IN CASH.......................   (51,153)       11,606

CASH at beginning of period...........................    51,153           -
                                                         ---------    ---------
     CASH at end of period............................ $   -      	  $  11,606
                                                       ===========   ==========

Supplemental disclosure of cash flow information:
  Cash paid for:
    	   	Interest..................................... $ 127,689 	   $ 100,257
                                                       ===========   ==========





DATAWORLD SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

1. 	BASIS OF PRESENTATION
DATAWORLD SOLUTIONS, INC., (the "Company") operates primarily in one business segment - assembly and distribution of electronic wire, cable and related products used primarily for data communication and distribution. The principal market for the Company's products is in the United States.

The balance sheet as of September 30, 2000 and the related statements of operations, statement of changes in stockholders' equity and cash flows for the three months ended September 30, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended June 30, 2000 filed by the Company. The results of operations for the period ended June 30, 2000 and 1999 are not necessarlly indicitive of the operating results for the respective full years.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the three months ended September 30, 2000, the Company incurred a net loss from operations of $91,130 and working capital of $1,627,042, which is not sufficient to fund the Company's operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is currently seeking additional sources of working capital, although no assurances can be given that management will be successful in receiving additional capital.



2. 	INVENTORIES
Inventory consists principally of products held for sale.  The Company regularly reviews its inventory for obsolete and slow-moving items which includes reviews of inventory levels of certain product lines and an evaluation of the inventory based on changes in technology and markets. As of September 30, 2000 and June
30, 2000, the allowance for obsolete and slow-moving inventory was approximately
$532,000, respectively.
 		                        September 30,             June 30,
	                       		 	   2000                    2000
                           ------------           -------------
   Raw Materials	          $ 1,350,924            $  1,590,577
			Work in Process	       	    402,159                  90,000
			Finished Goods		             14,588                   -
                           ------------           --------------
	 	Inventories, net	       $ 1,767,671             $ 1,680,577
                           ============           ==============



DATAWORLD SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS


3. LONG-TERM DEBT

 Long-term debt consists of the following:

                               					 	          September 30,   	    June 30,
                                               			  2000      		      2000
                                                -------------     ------------
      Revolving asset-based loan (a).........    $ 3,956,747     	$ 3,657,677
      Capitalized lease obligations(b).......         77,125           87,262
                                                -------------      -----------
                                              		   4,033,872   		   3,744,939
                                                -------------      -----------
      Less current portion of long-term debt.  	      17,114  	        22,972
                                                -------------      -----------
                                              			$ 4,016,758    		$ 3,721,967
                                                =============     ============

a. The Company has a financing agreement ("Agreement") with a financial institution that, as amended, provides for revolving loans and letters of credit subject to maximum borrowings of $5,000,000 through January 31, 2002. Total borrowings are limited to 85% of eligible accounts receivable (constituting those amounts outstanding 90 days or less), 50% of eligible accounts receivable outstanding between 91 and 120 days, 40% of regular inventories, 10% of slow moving inventory and the amount of collateral deposited by TW Cable LLC, a related entity ("TW"). The Company is required to pay interest at prime plus 2 1/2% (12% at September 30, 2000) and a commitment fee of 1% per annum. At September 30, 2000, there were $75,000 outstanding letters of credit issued for inventory purchases. Borrowings under the Agreement
are collateralized by all of the assets of the Company.   In connection with the
Agreement, TW agreed to deposit approximately $1,268,000 as additional collateral for borrowings under the Agreement. Under the terms of the Agreement, TW has the right to draw down on such collateral beginning January 2000 and has begun to do so on June 15, 2000. The Agreement, as amended, requires, among other things, the Company to maintain a deficiency in tangible net worth of not more than $3,500,000 and a deficiency in working capital of not more than $3,800,000, as defined.

 b. The Company leases certain computer equipment, which are accounted for as capital leases. The obligation for the computer equipment requires the Company to make monthly payments of $1,426 through March 2005.












DATAWORLD SOLUTIONS, INC.
	NOTES TO FINANCIAL STATEMENTS



4.         NET LOSS PER COMMON SHARE
Stock options and warrants to purchase 822,500 shares have been excluded from the calculation of diluted loss per share, as their effect would have been antidilutive.


5.  CONTINGENCIES

          a.          LITIGATION MATTERS
The Company is a party to legal matters arising in the general conduct of business. Management believes the ultimate outcome of such matters is not expected to have a material adverse effect on the Company's results of operations or financial position.

    b.          BANKRUPTCY DISTRIBUTIONS
On March 24, 2000, the Company agreed with the Official Committee of Unsecured Creditors ("the Committee") as to the modification of the treatment of the
Class 7 Unsecured Creditors ("the Class 7 Creditors") under the Company's confirmed Chapter 11 plan of reorganization, as previously modified ("the
Plan").   Pursuant to such agreement, in satisfaction of the claims of the
Class 7 Creditors, the Company paid the Class 7 Creditors, $400,000 from an escrow account (see Note A-2) and $100,000 from the Company on or about April 24, 2000. As of September 30, 2000 the balance due to the Class 7 Creditors is approximately $259,000. This amount is payable in 30 monthly installments of approximately $11,000 at 8% interest beginning on June 15, 2000. In addition, the Company has the option, until March 31, 2001, to pay the then balance due plus an additional $25,000 to the Class 7 creditors. In the event the Company does not exercise this option, the Company is obligated to pay the Class 7 Creditorsa percentage of the Company's cumulative cash flow, as defined, through September 2002, as originally specified in the Plan.










MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations
Quarter Ended September 30, 2000

When used herein, the words "believe," "anticipate," "think," "intend," "will be," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward- looking statements, which speak only as of the date hereof. Readers are also urged carefully to review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including, without limitation, the disclosures made under the caption "Management's Discussion and Analysis or Plan of Operation." All references to a fiscal year are to the Company's fiscal year, which ends June 30.

Net sales for the quarter ended September 30, 2000 were approximately $3,661,000. Net sales for the quarter ended September 30, 1999 were approximately $3,281,000. This growth in net sales was due to the addition of new customers, increased sales to certain existing strategic customers, and expanded product lines with its vendors.

Gross profit for the quarter ended September 30, 2000 was approximately $935,000. Gross profit as a percentage of sales was 25.5% for the quarter ended September 30, 2000. Gross profit for the period ended September 30, 1999 was approximately $680,000. Gross profit as a percentage of sales was 20.7% for the quarter ended September 30, 1999. The growth in gross profit and gross profit percentage was due to increased sales volume, which provides for the absorption of fixed costs and further, afforded the Company the opportunity to obtain more favorable pricing of purchased components.

Selling, general and administrative expenses were approximately $817,000 or 22.3% of sales for the quarter ended September 30, 2000. For the period ended September 30, 1999 selling, general and administrative expenses were approximately $572,000 or 17.4% of sales for the quarter ended September 30, 1999. The increase was principally due to the combination of the following; a provision for accounts receivable was recorded for approximately $15,000, an increase in office salaries of approximately $60,000, an increase in insurance costs of approximately $37,000, an increase in computer expenses of approximately $20,000, an increase in sales related expenses of approximately $44,000, an increase in stockholder reporting fees of approximately $34,000 and an increase in bank charges relating to an increases in the Company's credit facility of approximately $16,000.

Interest expense for the quarter ended September 30, 2000 was approximately $130,000. For the period ended September 30, 1999 interest expense was approximately $100,000. This increase of approximately $30,000 is a result of an increase in borrowings under the Company's revolving credit facility.








MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Financial Condition
As of September 30, 2000

The Company has net working capital of approximately $1,627,000 at September 30, 2000. The working capital at September 30, 2000 is not sufficient to meet the Company's current liquidity needs. The Company is also exploring opportunities to increase operating efficiencies and intendes to make a concerted effort to decrease the average days sales in accounts receivable in order to increase its cash position. Management is also working to obtain additional sources of working capital. However, there can be no assurances that management will be successful in increasing operating efficiencies or obtaining additional sources of working capital.

During the quarter ended September 30, 2000, the Company used approximately $412,000 in cash from operating activities. Net cash used during the quarter was primarily due to the an increase in accounts receivable of approximately $480,000 and an increase in inventory of approximately $87,000, offset by an increase in accounts payable of approximately $194,000. This increase in receivables gave the Company additional borrowing under its revolving credit facility, which enabled the Company to decrease the average days outstanding for its payables.

Investing activities used net cash of approximately $26,000 during the quarter ended September 30, 2000. The principal use was for purchases of additional computer equipment needed for the Company's new system implemented in January 2000.

Financing activities provided cash of approximately $388,000. The cash provided by financing activities was funded by increased borrowings under the Company's revolving credit facility.

On May 31, 2000, the Company issued 1,600 shares of newly created 8% Series B Convertible Preferred Stock ("8% Preferred Stock"), $.01 par value, with a stated value of $1,000 per share, 3,000 shares authorized, to accredited investors pursuant to Regulation D under the Securities Act of 1933 for net cash proceeds of approximately $1,435,000. The 8% Preferred Stock has no voting rights and is convertible into common stock of the Company at an effective conversion price of the lower of (i) 75% of the market price or (ii) 110% of the lowest closing bid of the Company's common stock for the five trading days immediately preceding the closing date, May 31, 2000, as defined in the
Certificate of Designation of the 8% Preferred Stock.   In addition, the
investors were granted five-year warrants to purchase 160,000 shares of common stock at a purchase price equal to 120% of the lowest of the closing bid prices for the Company's common stock for the five trading days prior to May 31, 2000. The Company recorded a deemed dividend of $638,780 for the year ended June 30, 2000, representing the discount resulting from the allocation of the proceeds to the beneficial conversion feature and the fair value of the underlying warrants. Such deemed dividend was recognized on the date of issuance since the 8% Preferred Stock was immediately convertible. In connection with this transaction, the Company issued five-year warrants to the broker/finder to purchase an aggregate of 100,000 shares of the Company's common stock at 120% of the lowest of the closing bid prices for the Company's common stock for the five trading days preceding the closing date, May 31, 2000. These warrants were fair valued at $105,000. In addition the Company issued 500,000 warrants to a consultant.






MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Financial Condition
As of September 30, 2000
(CONTINUED)

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


           (b)  Reports on Form 8-K

None


SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 14, 2000

                          						DATAWORLD SOLUTIONS, INC.
					  	                        By: /s/ Daniel McPhee
	                       					      Chief Executive Officer

                           					By: /s/ Nicholas T. Hutzel
                        					      V.P. & Controller







SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATAWORLD SOLUTIONS, INC.

By: ___________________
     Daniel McPhee
     Chief Executive Officer


By: ______________________
      Nicholas T. Hutzel
      V.P. & Controller


 By: ______________________
      Christopher Francis
      Chief Operating Officer


By: ______________________
      Edward Goodstein
      Director




Dated: November14, 2000