Form 10-Q
period 2000-12-31
DATAWORLD SOLUTIONS INC
filed 2001-03-07
CIK 798438

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                              FORM 10-QSB


            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For The Quarterly Period Ended December 31, 2000
                        Commission File Number 33-7693

_______________________________________________________________________________

                        DATAWORLD SOLUTIONS, INC.
            (Exact name of registrant as specified in its charter)
_______________________________________________________________________________


          _ Delaware ___             							                 11-2816128
(State or other jurisdiction of                       			  (I.R.S. Employer
 incorporation or organization)                     				 Identification Number)


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


On January 15, 2001, 29,044,000 shares of common stock, $.001 par value were outstanding.



Note: This is Page 1 of a document consisting of 16 pages.

                         DATAWORLD SOLUTIONS, INC.
     	                      TABLE OF CONTENTS




PART I: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS:


  Balance Sheet - December 31, 2000 and June 30, 2000 ...................      3

  Statement of Operations - Quarter Ended
    December 31, 2000 and 1999...........................................      4

  Statement of Operations - Six Months Ended
    December 31, 2000 and 1999...........................................      5

Statement of Changes in Stockholders' Equity for the six
  months ended December 31, 2000.........................................      6

Statement of Cash flows for the six months ended
    December 31, 2000 and 1999...........................................      7

Notes to Financial Statements............................................   8-10



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ............................   11-14


PART II- OTHER INFORMATION..............................................     15



SIGNATURES..............................................................      16

                            DATAWORLD SOLUTIONS, INC.
                                BALANCE SHEETS
                                  (Unaudited)
	                                      			            December 31,    June 30,
ASSETS                                			                2000           2000
CURRENT ASSETS:
  Cash............................................... $    -      		$  51,153
  Accounts receivable, net of allowance for doubtful
    accounts of $85,000 and $56,000 as of December 31,
    2000 and June 30, 2000, respectively............   3,366,408    3,058,572
  Inventories, net..................................   1,661,815    1,680,577
  Prepaid expenses and other current assets.........      46,885       30,221
                                                     -----------  -----------
TOTAL CURRENT ASSETS................................   5,075,108    4,820,523

PROPERTY, PLANT AND EQUIPMENT, net..................     440,385      466,139
GOODWILL............................................   3,344,568    3,437,472
OTHER ASSETS........................................      88,350       88,350
                                                     -----------  -----------
TOTAL ASSETS........................................ $ 8,948,411 	$ 8,812,484
                                                     ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current portion of long-term debt................. $    17,114 	$    22,972
  Current portion Notes payable - Affiliate.........      66,666       66,666
  Cash overdraft....................................  	  114,081         -
  Accounts payable..................................   2,389,838 	  2,211,220
  Accrued expenses and  other.......................     729,760      815,537
  Bankruptcy distributions payable..................     249,004      291,000
                                                       ---------    ---------
  TOTAL CURRENT LIABILITIES.........................   3,566,463    3,407,395
LONG-TERM DEBT, NET OF CURRENT PORTION..............   3,959,619	   3,721,967
SUBSCRIPTIONS RECEIVED..............................     217,000      217,000
NOTES PAYABLE - AFFILIATE, net......................	     55,556	      66,667
SECURED SUBORDINATED DEBENTURES, net................      86,873       86,153

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
8% Series B Convertible Preferred Stock, $.01
 par value, stated value  $1,000 per share;
 Redemption value $2,000,000, authorized,
 3,000 shares; 1,600 shares issued and outstanding..   1,600,000    1,600,000
$6 Senior Cumulative Convertible Preferred stock,
 stated value $100 per share; authorized 5,000,000
 shares; 6,500 issued and outstanding...............     692,250      672,750
Common stock, par value $.001 per share; authorized
 40,000,000 shares; 29,044,000 issued and outstanding
 at December 31, 2000 and June 30, 2000.............      29,044       29,044
Additional paid in capital, net.....................     773,020      773,020
Accumulated deficit.................................  (2,031,414)	 (1,761,512)
                                                     ------------  -----------
TOTAL STOCKHOLDERS' EQUITY..........................   1,062,900 	  1,313,302
                                                     ------------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY........................................... $ 8,948,411 	$ 8,812,484
                                                     ============ ===========

The accompanying notes are an integral part of these financial statements.

                        DATAWORLD SOLUTIONS, INC.
                        STATEMENTS OF OPERATIONS
                             (Unaudited)

                                               				 	  Three Months Ended
                      						                              December 31,
						                                                 2000    	    1999
                                                   -----------   ------------
Net sales......................................... $ 3,850,151  	$ 3,055,460

Cost of goods sold................................   2,954,425     2,164,649
                                                    ----------   ------------
Gross profit......................................     895,726       890,811

Selling, general and administrative expenses......     771,675       746,572

Depreciation and amortization.....................      80,103        83,145
                                                    -----------  ------------
Earnings before interest .........................     124,051       144,239

Interest expense..................................     139,224       118,273
                                                    -----------  ------------

Net loss..........................................     (95,276)      (57,179)


Accrued dividends on preferred stock..............      41,748          -
                                                    -----------  ------------
Net loss applicable to common stockholders........  $ (137,024)  $   (57,179)
                                                    ===========  ============


Share Information

Basic and diluted loss per share..................  $    (.01)  $      (.002)

Weighted average number of common shares
 outstanding......................................  29,044,000    26,824,000









The accompanying notes are an integral part of these financial statements.

                         DATAWORLD SOLUTIONS, INC.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                               				 	    Six Months Ended
                      								                      	       December 31,
						                                                 2000        	  1999
                                                   -----------    -----------
Net sales......................................... $ 7,511,507   	$ 6,336,372

Cost of goods sold................................   5,680,604      4,765,582
                                                   ------------   -----------
Gross profit...................................... 	 1,830,903      1,570,790

Selling, general and administrative expenses......   1,588,692      1,318,030

Depreciation and amortization.....................     159,851        159,391
                                                   ------------    -----------
Earnings before interest..........................     242,211        252,760

Interest expense..................................     268,766    	   218,530
                                                   ------------    -----------

Net loss..........................................    (186,406)      (125,161)

Accrued dividends on preferred stock..............      83,496           -
                                                   ------------    -----------
Net loss applicable to common stockholders........  $ (269,902)    $ (125,161)
                                                   ============    ===========


Share Information

Basic and diluted loss per share..................  $     (.01)    $    (.005)
Weighted average number of common shares
 outstanding......................................   29,044,000      26,824,000









The accompanying notes are an integral part of these financial statements.

                          DATAWORLD SOLUTIONS, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              (Unaudited)

                 				   8%      $6.00 		   	                       Paid-                  Total
                    Preferred Preferred               Common        in                   stock-
                      stock     stock      Common     stock       capital,  Accumulated  holder's
                      amount   amount      shares     amount        net      deficit      equity
                      ------  --------  ----------  -----------   -------- -----------  ----------
Balance July 1,
 2000              $1,600,000  $672,750 29,044,000     $29,044    $773,020 $(1,761,512) $1,313,302

Accrued dividends
  on 8% Preferred
  stock                                                                       (63,996)     (63,996)

Accrued dividends
  on $6 Preferred
  stock                         19,500                                        (19,500)       -

Net loss                                                                     (186,406)    (186,406)

                   ==========  ======== ==========  ==========  ========== ============ ===========
Balance December
 31, 2000          $1,600,000  $692,250 29,044,000     $29,044    $773,020 $(2,031,414) $1,062,900




























The accompanying notes are an integral part of these financial statements.

                             DATAWORLD SOLUTIONS, INC.
                             STATEMENTS OF CASHFLOWS
                                   (Unaudited)
                                        		           		  Six Months Ended
                                               							      December 31,
                                             		       2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................ 	$(186,406)	 	  $ (125,161)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
Depreciation and amortization...................    159,851 	       159,901
Provision for doubtful accounts.................     15,000            -
Change in operating assets and liabilities:
    Increase in accounts receivable.............   (322,836)       (859,009)
    (Decrease) increase in inventories..........     18,762         (91,752)
    Increase in prepaid expenses and other
     current assets.............................    (16,664)        (21,572)
    Increase in other assets....................	      -             (5,195)
    Increase (decrease) in accounts payable and
     accrued expenses...........................		   28,844 	       (24,674)
                                                  ----------      ----------
    Net cash used in operating activities.......   (303,449) 	     (967,462)

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..........................    (40,473)       (178,675)
                                                 -----------      ----------
  Net cash used in investing activities         	   (40,473)       (178,675)

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under debt and loan
    agreements..................................    231,795  	      845,934
   (Repayment) borrowings from affiliate........    (11,111)  	      73,000
    Issuance of subordinated debenture..........       -            250,000
   Cash overdraft...............................    114,081            -
   Decrease in bankruptcy distributions payable.    (41,996)           -
                                                 -----------      ----------
Net cash provided by financing activities.......    292,769    		 1,168,934
                                                 -----------      ----------
NET (DECREASE) INCREASE IN CASH.................    (51,153)         22,797

CASH at beginning of period.....................     51,153            -
                                                 -----------     -----------
CASH at end of period........................... $     -     		  $   22,797
                                                 ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for:
    	   	Interest..............................  $  268,766 		   $  218,021
                                                 ===========     ===========
  Non cash financing transaction:
       Warrants issued in connection with
        Subordinated debenture.................	 $    -     		   $   51,000
                                                 ===========     ===========

                             DATAWORLD SOLUTIONS, INC.
                           NOTES TO FINANCIAL STATEMENTS

1. 	BASIS OF PRESENTATION
DATAWORLD SOLUTIONS, INC., (the "Company") operates primarily in one business segment - assembly and distribution of electronic wire, cable and related products used primarily for data communication and distribution. The principal market for the Company's products is in the United States.

The balance sheet as of December 31, 2000 and the related statements of operations, statement of changes in stockholders' equity and cash flows for the three and six months ended December 31, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended June 30, 2000 filed by the Company. The results of operations for the years ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the respective full years.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the six months ended December 31, 2000, the Company incurred a net loss of $1865406 and at such date had working capital of $1,508,645, which is not sufficient to fund the Company's operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is currently seeking additional sources of working capital, although no assurances can be given that management will be successful in receiving additional capital.



2. 	INVENTORIES
Inventory consists principally of products held for sale. The Company regularly reviews its inventory for obsolete and slow-moving items which includes reviews of inventory levels of certain product lines and an evaluation of the inventory based on changes in technology and markets. As of December 31, 2000 and June 30, 2000, the allowance for obsolete and slow-moving inventory was approximately $514,000 and $532,000, respectively.

		                              December 31,           June 30,
				                               2000                 2000

   Raw Materials	     	          $ 1,431,485         $  1,590,577
			Work in Process	             	    220,330               90,000
			Finished Goods		                   10,000                 -
                                 -----------         ------------
	 		Inventories, net	 	          $ 1,661,815         $  1,680,577


DATAWORLD SOLUTIONS, INC.
	NOTES TO FINANCIAL STATEMENTS


3. LONG-TERM DEBT

 Long-term debt consists of the following:

					 	                                              December 31,     June 30,
                                                   			   2000     		    2000
                                                      -----------   ----------
      Revolving asset-based loan (a)...............  	$ 3,903,887 		$ 3,657,677
      Capitalized lease obligations(b).....   	            72,847  	     87,262
                                                      -----------   -----------
                                                   		   3,976,734     3,744,939

      Less current portion of long-term debt......  	      17,114        22,972
                                                       -----------  -----------
                                                    		$ 3,959,620  	$ 3,721,967
                                                      ============  ===========

a. The Company has a financing agreement ("Agreement") with a financial institution that, as amended, provides for revolving loans and letters of credit subject to maximum borrowings of $5,000,000 through January 31, 2002. Total borrowings are limited to 85% of eligible accounts receivable (constituting those amounts outstanding 90 days or less), 50% of eligible accounts receivable outstanding between 91 and 120 days, 40% of regular inventories, 10% of slow moving inventory and the amount of collateral deposited by TW Cable LLC, a related entity ("TW"). The Company is required to pay interest at prime plus
2 1/2% (12% at December 31, 2000) and a commitment fee of 1% per annum. At December 31, 2000, there were $110,000 outstanding letters of credit issued for inventory purchases. Borrowings under the Agreement are collateralized by all of
the assets of the Company.   In connection with the Agreement, TW agreed to
deposit approximately $1,268,000 as additional collateral for borrowings under the Agreement. Under the terms of the Agreement, TW has the right to draw down on such collateral beginning January 2000 and began to do so on June 15, 2000. The Agreement, as amended, requires, among other things, the Company to maintain a deficiency in tangible net worth of not more than $3,500,000 and a deficiency in working capital of not more than $3,800,000, as defined.

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

    b.          BANKRUPTCY DISTRIBUTIONS
On March 24, 2000, the Company agreed with the Official Committee of Unsecured Creditors (the" Committee") as to the modification of the treatment of the Class 7 Unsecured Creditors (the" Class 7 Creditors") under the Company's confirmed Chapter 11 plan of reorganization, as previously modified (the"Plan").
Pursuant to such agreement, in satisfaction of the claims of the Class 7 Creditors, the Company paid the Class 7 Creditors, $400,000 from an escrow account and $100,000 from the Company on or about April 24, 2000.
As of December 31, 2000 the balance due to the Class 7 Creditors is approximately $249,000. This amount is payable in monthly installments of approximately $11,000 at 8% interest. In addition, the Company has the option, until March 31, 2001, to pay the then balance due plus an additional $25,000 to the Class 7 creditors. In the event the Company does not exercise this option, the Company is obligated to pay the Class 7 Creditors a percentage of the Company's cumulative cash flow, as defined, through September 2002, as originally specified in the Plan.




6. WEB SITE DEVELOPMENT COSTS

In January 2000, the Company issued 1,800,000 non-forfeitable shares of its common stock, in exchange for services valued at $360,000 to be provided in connection with the development of the Company's Web site. Through December 31, 2000, the Company recognized $54,000 of expense relating to the initial design of the Web site. Unamortized Web site development costs have been classified as a component of stockholders' equity in the accompanying financial statements and will be recognized as services are provided.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


When used herein, the words "believe," "anticipate," "think," "intend,"
"will be," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance, and actual results may differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof. Readers are also urged carefully to review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including, without limitation, the disclosures made hereunde.


Results of Operations
Quarter Ended December 31, 2000

Net sales for the quarter ended December 31, 2000 were approximately $3,851,000. Net sales for the quarter ended December 31, 1999 were approximately $3,055,000. This increase of approximately $796,000 or 26.1% in sales was due to the addition of new customers, increased sales to certain existing strategic customers, and expanded product lines with its vendors.

Gross profit for the quarter ended December 31, 2000 was approximately $896,000. Gross profit as a percentage of sales was 23.3% for the quarter ended December 31, 2000. Gross profit for the quarter ended December 31, 1999 was approximately $891,000. Gross profit as a percentage of sales was 29.2% for the quarter ended December 31, 1999. The growth in gross profit and gross profit percentage was due to increased sales volume, which provides for the absorption of fixed costs and further, afforded the Company the opportunity to obtain more favorable pricing of purchased components.

Selling, general and administrative expenses were approximately $772,000 or 20.1% of sales for the quarter ended December 31, 2000. For the quarter ended December 31, 1999 selling, general and administrative expenses were approximately $747,000 or 24.5% of sales. The increase of approximately $25,000 is primarily due to increased office salaries of approximately $10,000 and other office expenses and also included in selling, general and administrative expenses for the quarter ended December 31, 2000 is approximately $15,000 for a provision for doubtful accounts.

Interest expense for the quarter ended December 31, 2000 was approximately $139,000. For the quarter ended December 31, 1999 interest expense was approximately $118,000. This increase of approximately $21,000 is a result of an increase in borrowings under the Company's revolving credit facility.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


Results of Operations
Six Months Ended December 31, 2000

Net sales for the six months ended December 31, 2000 were approximately $7,512,000. Net sales for the six months ended December 31, 1999 were approximately $6,336,000. This increase of approximately $1,176,000 or 18.6% in net sales was due to the addition of new customers, increased sales to certain existing strategic customers, and expanded product lines with its vendors.

Gross profit for the six months ended December 31, 2000 was approximately $1,831,000. Gross profit as a percentage of sales was 24.4% for the six months ended December 31, 2000. Gross profit for the six months ended December 31, 1999 was approximately $1,571,000. Gross profit as a percentage of sales was 24.8% for the six months ended December 31, 1999. The growth in gross profit was due to increased sales volume.

Selling, general and administrative expenses were approximately $1,589,000 or 21.2% of sales for the six months ended December 31, 2000. Selling, general and administrative expenses were approximately $1,318,000 or 20.8% of sales for the six months ended December 31, 1999. The increase was principally due to the combination of the following; a provision for accounts receivable was recorded for approximately $30,000, an increase in office salaries of approximately $49,000, an increase in insurance costs of approximately $16,000, an increase in computer expenses of approximately $28,000, an increase in stockholder reporting fees of approximately $52,000 and an increase in bank charges relating to an increases in the Company's credit facility of approximately $34,000.

Interest expense for the six months ended December 31, 2000 was approximately $269,000. For the six months ended December 31, 1999 interest expense was approximately $218,000. This increase of approximately $51,000 is a result of an increase in borrowings under the Company's revolving credit facility.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

Liquidity and Financial Condition
As of December 31, 2000

The Company has net working capital of approximately $1,509,000 at December 31, 2000. The working capital at December 31, 2000 is not sufficient to meet the Company's current liquidity needs. The Company is exploring opportunities to increase operating efficiencies and intends to make a concerted effort to decrease the average days sales in accounts receivable in order to increase its cash position. Management is also working to obtain additional sources of working capital. However, there can be no assurances that management will be successful in increasing operating efficiencies or obtaining additional sources of working capital.

During the six months ended December 31, 2000, the Company used approximately $303,000 in cash from operating activities. Net cash used during the six months was primarily due to the an increase in accounts receivable of approximately $322,000 and a decrease in inventory of approximately $19,000, offset by an increase in accounts payable of approximately $29,000. This increase in receivables gave the Company additional borrowing under its revolving credit facility, which enabled the Company to decrease the average days outstanding for its payables.

Investing activities used net cash of approximately $40,000 during the six months ended December 31, 2000. The principal use was for purchases of additional computer equipment needed for the Company's new system implemented in January 2000.

Financing activities provided cash of approximately $293,000. The cash provided by financing activities was funded by increased borrowings under the Company's revolving credit facility.

On May 31, 2000, the Company issued 1,600 shares of newly created 8% Series B Convertible Preferred Stock ("8% Preferred Stock"), $.01 par value, with a stated value of $1,000 per share, 3,000 shares authorized, to accredited investors pursuant to Regulation D under the Securities Act of 1933 for net cash proceeds of approximately $1,435,000. The 8% Preferred Stock has no voting rights and is convertible into common stock of the Company at an effective conversion price of 63% of the market price, subject to further reduction for each month or partial month subsequent to the date hereof that the related SEC registration statement is not declared effective and subject to reduction to 50% if such registration statement is not effective by May 31, 2001. In addition, the investors were granted five-year warrants to purchase 160,000 shares of common stock at a purchase price equal to 120% of the lowest of the closing bid prices for the Company's common stock for the five trading days prior to May 31, 2000. The Company recorded a deemed dividend of $638,780 for the year ended June 30, 2000, representing the discount resulting from the allocation of the proceeds to the beneficial conversion feature and the fair value of the underlying warrants. Such deemed dividend was recognized on the date of issuance since the 8% Preferred Stock was immediately convertible. In connection with this transaction, the Company issued five-year warrants to the broker/finder to purchase an aggregate of 100,000 shares of the Company's common stock at 120% of the lowest of the closing bid prices for the Company's common stock for the five trading days preceding the closing date, May 31, 2000. These warrants were fair valued at $105,000. In addition the Company issued 500,000 warrants to a consultant.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Financial Condition
As of December 31, 2000
(CONTINUED)

Management plans to continue to pursue revenue growth, which would
provide additional borrowings under its revolving credit facility.   In light
of the recent economic downturn in the United States (including delays in spending by some of the Company's telecom customers), the Company plans to focus in the near-term on expanding its relationships with its OEM customer base. The Company has been repaying cash collateral under the credit facility on a monthly basis beginning June 15, 2000 of approximately $15,000 per month. In an effort to continue to grow the Company, management intends to seek additional sources of equity and debt financing.

As required by the terms of the Company's 8% Series B Convertible Preferred Stock, the Company filed a registration statement in December 2000. The Registration Statement covers shares of the Company's common stock issuable
(i) upon conversion of such Preferred Stock, (ii) in lieu of cash dividends on such Preferred Stock and pursuant to (iii) upon exercise of certain options and warrants issued, in connection with such financing.

The Company's continuing existance as a going concern is dependent on its ability to obtain profitable operations, generate sufficient cash flow to meet its obligations on a timely basis, comply with the terms and covenants of its financing agreement and to obtain additional financing as may be required.

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


Dated: March 6, 2001

                          						DATAWORLD SOLUTIONS, INC.
					  	                        By: /s/ Daniel McPhee
                                --------------------------------
	                              	Chief Executive Officer

                           					By: /s/ Christopher Francis
                                ---------------------------------
	                               Chief Operating Officer