Form 10QSB
period 2001-03-31
DATAWORLD SOLUTIONS INC
filed 2001-06-26
CIK 798438

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                         Commission File Number 33-7693

--------------------------------------------------------------------------------

                            DATAWORLD SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------


           Delaware                                              11-2816128
      -----------------                                        --------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


                 920 Conklin Street, Farmingdale, New York 11735
                -------------------------------------------------
              (Address of principal executive offices and zip code)


       Registrant's telephone number, including area code: (631) 293-1610
                                                           ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes   X         No _______
                                                    ------

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                Yes   X          No _______
                                                    -------


On May 15, 2001, 29,044,000 shares of common stock, $.001 par value were outstanding.



Note: This is Page 1 of a document consisting of 18 pages.

                            DATAWORLD SOLUTIONS, INC.
                                TABLE OF CONTENTS




PART I: FINANCIAL INFORMATION
-----------------------------


ITEM 1: UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


  Balance Sheets - March 31, 2001 and June 30, 2000........................   3

  Statement of Operations - Three Months Ended
    March 31, 2001 and 2000................................................   5

  Statement of Operations - Nine Months Ended
    March 31, 2001 and 2000................................................   6

  Statement of Changes in Stockholders'  (Deficiency)
    For the Nine Months Ended March 31, 2001...............................   7

  Statement of Cash Flows for the Nine Months Ended
    March 31, 2001 and 2000................................................   8

  Notes to Condensed Consolidated Financial Statements..................... 9-13



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS........................14-16


PART II- OTHER INFORMATION.................................................  17
--------------------------



SIGNATURES.................................................................  18


                            DATAWORLD SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                         MARCH 31,           JUNE 30,
                                                                           2001                2000
                                                                        ------------       ------------
ASSETS
------
CURRENT ASSETS:
  Cash                                                                  $         -        $    51,153
  Accounts receivable, net of allowance for doubtful
    accounts of $90,000 and $67,000 as of March 31,
    2001 and June 30, 2000, respectively                                  2,859,863          3,058,572
  Inventories, net                                                        1,386,704          1,680,577
  Prepaid expenses and other current assets                                  20,826             30,221
                                                                        ------------       ------------

TOTAL CURRENT ASSETS                                                      4,267,393          4,820,523

PROPERTY, PLANT AND EQUIPMENT, net                                          408,992            466,139

GOODWILL                                                                  3,298,116          3,437,472

DEFERRED ACQUISITION COSTS                                                  200,395            -

OTHER ASSETS                                                                 88,090             88,350
                                                                        ------------       ------------

TOTAL ASSETS                                                            $ 8,262,986        $ 8,812,484
                                                                        ============       ============






The accompanying notes are an integral part of these financial statements

                            DATAWORLD SOLUTIONS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)

                                                                                    MARCH 31,           JUNE 30,
                                                                                     2001                 2000
                                                                                  ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current portion of long-term debt                                               $ 3,707,221         $    22,972
  Current portion notes payable - Affiliates                                          115,210              66,666
  Cash overdraft                                                                       84,034                   -
  Notes payable                                                                        35,000                   -
  Accounts payable and accrued expenses                                             2,702,355           3,026,757
  Bankruptcy distributions payable                                                    228,006             291,000
                                                                                  ------------        ------------
TOTAL CURRENT LIABILITIES                                                           6,871,826           3,407,395

SUBSCRIPTIONS RECEIVED                                                                302,000             217,000

LONG-TERM DEBT, NET OF CURRENT PORTION                                                 47,612           3,721,967

NOTES PAYABLE - AFFILIATE, NET                                                         55,556              66,667

SECURED SUBORDINATED DEBENTURES, NET                                                   86,153              86,153

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  8% Series B Convertible Preferred Stock, $.01 par value;
    stated value $1,000 per share; Redemption value
    $2,000,000 authorized, 3,000 shares; 1,600
    shares issued and outstanding, net
                                                                                    1,696,000           1,600,000
$6  Senior Cumulative Convertible Preferred stock, stated
    value $100 per share, authorized 5,000,000 shares, 6,500
    issued and outstanding, net
                                                                                      702,000             672,750
Common stock, par value $.001 per share; authorized 40,000,000 shares;
    issued and outstanding 29,044,000                                                  29,044              29,044
Deferred web site costs                                                              (306,000)           (306,000)
Additional paid in capital                                                          1,195,230           1,079,020
Accumulated deficit                                                                (2,416,435)         (1,761,512)
                                                                                  ------------        ------------
TOTAL STOCKHOLDERS' EQUITY                                                            899,839           1,313,302
                                                                                  ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 8,262,986         $ 8,812,484
                                                                                  ============        ============




The accompanying notes are an integral part of these financial statements.

                            DATAWORLD SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED MARCH 31,
                                                            2000            2001
                                                       -------------   -------------
Net sales                                              $  2,402,321    $  3,616,823

Cost of goods sold                                        1,882,248       2,815,525
                                                       -------------   -------------

Gross profit                                                520,073         801,298

Selling, general and administrative expenses                614,528         585,472

Depreciation and amortization                                79,876          82,370
                                                       -------------   -------------

(Loss) earnings before interest                            (174,331)        133,456

Interest expense                                            143,937         115,280
                                                       -------------   -------------

Net (loss) earnings                                        (318,268)         18,176

Accrued dividends on preferred stock                         41,750               -
                                                       -------------   -------------

Net (loss) income applicable to common stockholders    $   (360,018)   $     18,176
                                                       =============   =============



SHARE INFORMATION

Basic and diluted (loss) income per share              $       (.01)   $          -
                                                       =============   =============

Weighted average number of common shares outstanding     29,044,000      28,494,540
                                                       =============   =============




The accompanying notes are an integral part of these financial statements


                            DATAWORLD SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        NINE MONTHS ENDED MARCH 31,
                                                            2001           2000
                                                       -------------   -------------
Net sales                                              $  9,913,829    $  9,953,195

Cost of goods sold                                        7,610,853       7,674,045
                                                       -------------   -------------

Gross profit                                              2,302,976       2,279,150

Selling, general and administrative expenses              2,155,219       1,810,564

Depreciation and amortization                               239,727         241,761
                                                       -------------   -------------

(Loss) earnings before interest                             (91,970)        226,825

Interest expense                                            437,703         333,810
                                                       -------------   -------------

Net (loss)                                                 (529,673)       (106,985)

Accrued dividends on preferred stock                        125,250               -
                                                       -------------   -------------

Net loss applicable to common shareholders             $   (654,923)   $   (106,985)
                                                       =============   =============


SHARE INFORMATION

Basic and diluted loss per share                       $       (.02)   $          -
                                                       =============   =============


Weighted average number of common shares outstanding     29,044,000      27,676,000
                                                       =============   =============






The accompanying notes are an integral part of these financial statements.


                            DATAWORLD SOLUTIONS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

                                                                                                      RETAINED
                              8%           $6.00                       DEFERRED       ADDITIONAL      EARNINGS        TOTAL
                           PREFERRED      PREFERRED      COMMON        WEB SITE        PAID-IN       ACCUMULATED   STOCKHOLDERS
                            STOCK          STOCK          STOCK          COSTS         CAPITAL        (DEFICIT)       EQUITY
                         ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance July 1, 2000     $ 1,600,000    $   672,750    $    29,044    $  (306,000)   $ 1,079,020    $(1,761,512)   $ 1,313,302

Accrued dividends
  on 8% preferred
  stock                       96,000                                                                    (96,000)

Accrued dividends
  on $6 Preferred
  stock                                      29,250                                                     (29,250)

Agreements to issue                                                                      116,210                       116,210
  warrants

Net loss                                                                                               (529,673)      (529,673)
                         ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance March 31, 2001
                         $ 1,696,000    $   702,000    $    29,044    $  (306.000)   $ 1,195,230    $(2,416,435)   $   899,839
                         ============   ============   ============   ============   ============   ============   ============





The accompanying notes are an integral part of this financial statement


                            DATAWORLD SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED MARCH 31,
                                                                         2001           2000
                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                           $  (529,673)   $  (106,985)
Adjustments to reconcile net loss to net cash provided
   by operating activities:
  Depreciation and amortization                                          239,727        242,841
  Interest expense                                                        19,754              -
Change in operating assets and liabilities:
  Decrease (increase) in accounts receivable                             198,709       (922,305)
  Decrease (increase) in inventories                                     293,873       (408,024)
  Decrease (increase) in prepaid expenses and other current assets         9,395        (25,664)
  Decrease (increase) in other assets                                        260         (2,223)
  (Decrease) increase in accounts payable and accrued expenses          (324,402)       183,034
                                                                     ------------   ------------
Net cash used in operating activities                                    (92,357)    (1,039,326)
                                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deferred acquisition costs                                            (105,395)             -
  Capital expenditures                                                   (43,224)      (184,620)
                                                                     ------------   ------------
Net cash used in investing activities                                   (148,619)      (184,620)
                                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under loan agreement                                      9,894        644,926
  Issuance of subordinated debenture subsequently converted
    to common stock                                                            -        250,000
  Borrowings from affiliates, net                                         38,889         73,000
  Proceeds form issuance on notes payable                                 35,000        280,000
  Cash overdraft                                                          84,034              -
  Payment of bankruptcy distributions                                    (62,994)             -
  Proceeds from subscriptions received                                    85,000              -
                                                                     ------------   ------------
Net cash provided by financing activities                                189,823      1,247,927
                                                                     ------------   ------------

NET (DECREASE) INCREASE IN CASH                                          (51,153)        23,980

Cash at beginning of period                                               51,153              -
                                                                     ------------   ------------
Cash at end of period                                                $         -    $    23,980
                                                                     ============   ============

Supplemental disclosure of cash flow information:
  Cash paid for Interest:                                            $   380,449    $   332,730
                                                                     ============   ============

  Non cash financing transactions:
   Warrants issued in connection with Subordinated debenture         $         -    $    51,000
                                                                     ============   ============
   Warrants issued in connection with proposed merger transaction    $    95,000    $         -
                                                                     ============   ============
   Warrants issued in connection with issuance of notes payable      $    21,210    $         -
                                                                     ============   ============

The accompanying notes are an integral part of these financial statements

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

         The condensed consolidated balance sheet as of March 31, 2001, the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the three and nine months ended March 31, 2001 and the condensed consolidated statement of stockholders' equity for the nine months ended March 31, 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the consolidated financial position at March 31, 2001, and the results of operations and cash flows for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended June 30, 2000 filed by the Company. The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of the operating results expected for the full fiscal year.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the nine months ended March 31, 2001, the Company incurred a net loss of approximately $530,000 and has a deficit in working capital of $2,604,000, which is not sufficient to fund the Company's operations. Borrowings under the Company's line of credit are due January 31, 2002 and as a result have been classified a current liability in the accompanying condensed consolidated balance sheet as of March 31, 2001. The Company has requested that the line be extended, however such extension has not been granted. The Company is continuing to negotiate with its lender, but there can be no assurance that the Company will be successful in obtaining an extension of the line of credit. The Company is continuing to pursue the merger with American Access Technologies, Inc., which if consummated, is expected to increase the Company's sources of capital on a consolidated basis. In addition, management is continuing to seek other sources of capital. As a result of the Company refocusing its business model on assembly operations and away from traditional distribution, the Company has initiated various streamlining strategies. During May 2001, we consolidated our Long Island City operation into our Farmingdale location. During June 2001, we have also consolidated our San Jose assembly operation into our Farmingdale location in order to both reduce costs and better manage our operations. As the result of these consolidations, along with staff reductions in the Farmingdale location, the Company has reduced its workforce from 82 on March 31, 2001 to 53 on June 12, 2001. The reduction in workforce was realized by lowering employment levels in all departments. There is no assurance that any or all of these actions taken will by themselves be sufficient for the Company to continue as a going concern.

         Certain reclassifications have been made to the prior periods amounts to conform to the current period presentation.

                            DATAWORLD SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


2.       INVENTORIES

         Inventory consists principally of components used in the manufacture of cable assemblies. The Company regularly reviews its inventory for obsolete and slow-moving items which includes reviews of inventory levels of certain product lines and an evaluation of the inventory based on changes in technology and markets. As of March 31, 2001 and June 30, 2000, the allowance for obsolete and slow-moving inventory was approximately $519,000 and $532,000, respectively.

                                                           March 31,         June 30,
                                                             2001              2000
                                                         ------------      ------------
              Raw Materials                              $ 1,120,758       $ 1,590,577
              Work in Process                                265,946            90,000
                                                         ------------      ------------
              Inventories, net                           $ 1,386,704       $ 1,680,577
                                                         ============      ============

3.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                           March 31,         June 30,
                                                            2001               2000
                                                         ------------      ------------
           Revolving asset-based loan (a)                $ 3,655,107       $ 3,657,677
           Capitalized lease obligations (b)                  64,726            87,262
                                                         ------------      ------------
                                                           3,719,833         3,744,939
           Less current portion of long-term debt             17,114            22,972
                                                         ------------      ------------
                                                         $ 3,702,719       $ 3,721,967
                                                         ============      ============

a. The Company has a financing agreement ("Agreement") with a financial institution that, as amended, provides for revolving loans and letters of credit subject to maximum borrowings of $5,000,000 through October 31, 2002. Total borrowings are limited to 85% of eligible accounts receivable (constituting those amounts outstanding 90 days or less) and 50% of eligible accounts receivable outstanding between 91 and 120 days, 40% of regular inventories, 10% of slow moving inventory and the amount of collateral deposited by TW Cable LLC, a related entity ("TW"). The Company is required to pay interest at prime plus 2 1/2% and a commitment fee of 1% per annum. At March 31, 2001, there was a $ 75,000 outstanding letter of credit issued for inventory purchases. Borrowings under the agreement are collateralized by substantially all of the assets of the Company. In connection with the Agreement, TW agreed to deposit approximately $1,268,000 as additional collateral for borrowings under the Agreement. Under the terms of the Agreement, TW has the right to draw down on such collateral beginning January 2000 and began to do so on June 15, 2000. The Agreement, as amended, requires, among other things, the Company to maintain a deficiency in tangible net worth of not more than $3,500,000 and a deficiency in working capital of not more than $3,800,000, as defined. In January 2001, the Company agreed to issue a warrant to the financial institution, expiring January 19, 2003, to purchase 50,000 shares of the Company's common stock at $.26 per share as consideration for advancing funds to the Company in excess of its borrowing limit. The estimated fair value of the warrant, $19,000, has been recorded as additional interest expense for the three and nine month period ended March 31, 2001.

                            DATAWORLD SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3.       LONG-TERM DEBT (CONTINUED)

b. The Company leases certain computer equipment, which is accounted for as a capital lease. The obligation for the computer equipment requires the Company to make monthly payments of $1,426 through March 2005.

4.       NET LOSS PER COMMON SHARE

         Stock options and warrants to purchase 1,429,334 shares have been excluded from the calculation of diluted loss per share, as their effect would have been antidilutive.

5.       DEFERRED ACQUISITION COSTS

         Effective December 7, 2000, the Company agreed to issue a warrant, expiring December 7, 2005, to purchase 500,000 shares of the Company's common stock at $.2625 to Delano Group Securities LLC ("Delano") as partial consideration for advisory services rendered in connection with the Company's proposed merger transaction with American Access Technologies, Inc. ("AATK"). Additionally, the Company agreed to pay Delano a $10,000 retainer and a monthly fee of $5,000 until either the closing of the transaction with AATK or the proposed transaction with AATK is terminated. Delano is affiliated with Augustine Fund L.P. who is the holder of the Company's 8% Series B convertible preferred stock. The estimated fair value of the above warrant had been classified as deferred acquisition costs in the accompanying consolidated balance sheet at March 31, 2001, together with other related costs. Further, the Company had agreed to pay Delano a success fee equal to 2.5% of consideration paid, as defined in the agreement, in the ATTK transaction payable in shares of the Company's common stock. In addition, the Company has agreed to register the common shares issuable pursuant to this agreement.

6.       SUBSCRIPTIONS RECEIVED

         During the three months ended March 31, 2001 the Company received an aggregate of $85,000 in exchange for agreeing to issue 340,000 shares of the Company's common stock. During fiscal 2000 and 1999, the Company received an aggregate of $227,000 in exchange for agreeing to issue 1,172,905 shares of the Company's common stock. Further, in connection with one of these subscriptions, the Company agreed to issue warrants to the subscriber to purchase 12,500 shares of the Company's common stock at $1.25 per share, expiring on May 17, 2003.

7.       NOTES PAYABLE

         During the three month period ended March 31, 2001 the Company issued
         (i) a note payable aggregating $50,000 to TW Cable, LLC, an affiliate, and (ii) a note payable aggregating $35,000 to a former employee. The notes bear interest at 10% and mature on August 9, 2001. In connection with the issuance of such notes, the Company issued the holders warrants to purchase an aggregate of 8,500 shares of the Company's common stock at $.22 per share, expiring February 10, 2003. The estimated relative fair value, $2,210, has been recorded as a discount on such notes and is amortized as additional interest expense over the life of the notes.

                            DATAWORLD SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

8.       WEB SITE DEVELOPMENT COSTS

         In January 2000, the Company issued 1,800,000 non-forfeitable shares of its common stock, in exchange for services valued at $360,000 to be provided in connection with the development of the Company's Web site. Through March 31, 2001, the Company recognized $54,000 of expense relating to the initial design of the Web site. Unamortized Web site development costs have been classified as a component of stockholders' equity in the accompanying consolidated financial statements and will be recognized as services are provided.

9.       CONTINGENCIES

a.       LITIGATION MATTERS

         The Company is a defendant in a federal lawsuit brought by a former employee seeking approximately $900,000 in damages. The Company is vigorously defending the suit and has answered the complaint, denying all such claims and has filed a counter suit. The Company believes the suit is without merit.

         The Company is a party to other legal matters arising in the general conduct of business. Management believes the ultimate outcome of such other matters is not expected to have a materially adverse effect on the Company's results of operations or financial position.

b.       BANKRUPTCY DISTRIBUTION

         On March 24, 2000, the Company agreed with the Official Committee of Unsecured Creditors (the "Committee") as to the modification of the treatment of the Class 7 Unsecured Creditors (the "Class 7 Creditors") under the Company's confirmed Chapter 11 plan of reorganization, as previously modified (the "Plan"). Pursuant to such agreement, in satisfaction of the claims of the Class 7 Creditors, the Company paid the Class 7 Creditors, $400,000 from an escrow account and $100,000 from the Company on or about April 24, 2000. As of March 31, 2001 the balance due to the Class 7 Creditors is approximately 228,000. This amount is payable in monthly installments of approximately $11,000 at 8% interest. In addition, the Company had the option, until March 31, 2001, to pay the then balance due plus an additional $25,000 to the Class 7 creditors. As the Company did not exercise this option, the Company is obligated to pay the Class 7 Creditors a percentage of the Company's cumulative cash flow, as defined, through September 2002, as originally specified in the Plan.

                            DATAWORLD SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

10.      SUBSEQUENT EVENTS

         The Company terminated its lease at its Long Island City facility on May 1, 2001 and consolidated that operation with its facility in Farmingdale, New York. In June 2001, the Company consolidated its San Jose manufacturing operations with its Farmingdale operations, while maintaining a sales presence in San Jose, along with engineering support. The Company is considering exploring opportunities, if any, to terminate or sublet its lease at the San Jose location.

         As a result of the Company's decision to refocus its business direction away from distribution, the Company's Chief Operating Officer and a Vice President left the employ of the Company and have resigned as officers and directors.

         The Company entered into a merger agreement dated as of April 9, 2001 with American Access Technologies, Inc., a Florida corporation, and Dolphin Acquisition Corp., a Delaware corporation and newly formed subsidiary of American Access Technologies, Inc. The merger agreement provides for the merger of Dolphin Acquisition Corp. with and into us, with us becoming a wholly-owned subsidiary of American Access Technologies, Inc.

         The merger agreement provides for the issuance of 0.25 shares of common stock of American Access Technologies, Inc. in exchange for each share of our common stock outstanding immediately prior to the consummation of the merger. In addition, American Access Technologies, Inc. will assume our outstanding options and warrants, which will represent the right to purchase that number of shares of common stock of American Access Technologies, Inc. equal to the product of the number of shares of our common stock that were issuable upon the exercise of such option or warrant immediately prior to the effective time of the merger multiplied by 0.25, at weighted per share exercise prices equal to the quotient determined by dividing the exercise price per share at which such option or warrant was exercisable immediately prior to the effective time of the merger by 0.25. Completion of the merger is subject to the satisfaction of various conditions, including approval of our stockholders and the stockholders of American Access Technologies, Inc. We cannot assure you that the proposed merger will be consummated.

         Concurrently with the execution of the merger agreement, certain directors and officers of ours entered into separate voting agreements with American Access Technologies, Inc. These directors and officers beneficially hold outstanding shares of our common stock representing approximately 70% of our outstanding common stock, including options and warrants exercisable for our common stock. In the voting agreements, such directors and officers have agreed to vote their shares of our common stock in favor of approval and adoption of the merger agreement and approval of the merger and against any competing transactions that may arise.

         American Access Technologies, Inc. manufactures zone cabling units that mount in ceilings, raised floors and custom furniture. American Access Technologies, Inc.'s manufacturing subsidiary, Omega Metals, located in Keystone Heights, Florida, offers precision metal fabrication and finishing.

                            DATAWORLD SOLUTIONS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

    When used herein, the words "believe", "anticipate", "think", "intend", "will be", "expect", and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance, and actual results may differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including, without limitation, the disclosures made hereunder.

     RESULTS OF OPERATIONS
     QUARTER ENDED MARCH 31, 2001
     ----------------------------

     Net sales for the quarter ended March 31, 2001 were approximately $2,402,000. Net sales for the quarter ended March 31, 2000 were approximately $3,617,000. This decrease of approximately $1,215,000 or 33.6% in sales was primarily the result of both a slowdown in the technology industry and purchases of technology related equipment in the non technology sector of the economy.

     Gross profit for the quarter ended March 31, 2001 was approximately $520,000. Gross profit as a percentage of sales was 21.6% for the quarter ended March 31, 2001. Gross profit for the period ended March 31, 2000 was approximately $801,000. Gross profit as a percentage of sales was approximately 22.2%. This decrease in gross profit is primarily the result of the decreased sales volume in the current period.

     Selling, general and administrative expenses were approximately $615,000 or 25.6% for the quarter ended March 31, 2001. For the period ended March 31, 2000 selling, general and administrative expenses were approximately $585,000. The increase is primarily the result of additional executive personnel.

     Interest expense for the quarter ended March 31, 2001 was approximately $144,000. For the quarter ended March 31, 2000, interest expense was approximately $115,000. This increase of $29,000 was primarily due to additional borrowings and debt discount costs.

     RESULTS OF OPERATIONS
     NINE MONTHS ENDED MARCH 31, 2001
     --------------------------------

     Net sales for the nine months ended March 31, 2001 were approximately $9,914,000. Net sales for the nine months ended March 31, 2000 were approximately $9,953,000. This decrease of approximately $39,000 or .4% in net sales was primarily due to the slowdown in both the technology industry and purchases of technology related equipment in the non technology sector of the economy due the third fiscal quarter. This reduction offset the increase in sales realized by the Company during the first two quarters of the fiscal year.

     Gross profit for the nine months ended March 31, 2001 was approximately $2,303,000. Gross profit as a percentage of sales was 23.2% for the nine months ended March 31, 2001. Gross profit for the period ended March 31, 2000 was approximately $2,279,000. Gross profit as a percentage of sales was 22.9% for the nine months ended March 31, 2000. Gross profit remained consistent with the prior years' nine months primarily due to the decline in the three months ended March 31, 2001.

                            DATAWORLD SOLUTIONS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     Selling, general and administrative expenses were approximately $2,155,000 or 21.7% for the nine months ended March 31, 2001. For the period ended March 31, 2000 selling, general and administrative expenses were approximately $1,811,000 or 18.2% of sales for the nine months ended March 31, 2000. This increase was primarily due to an increase in office salaries and other office expenses.

     Interest expense for the nine months ended March 31, 2001 was approximately $438,000. For the nine months ended March 31, 2000 interest expense was approximately $334,000. The increase of approximately $104,000 is a result of an increase in borrowings and debt discounts costs, which was partially offset by a decrease in interest rates in the third fiscal quarter.


     LIQUIDITY AND FINANCIAL CONDITION
     AS OF MARCH 31, 2001
     --------------------

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and settlement of liabilities in the normal course of business. For the nine months ended March 31, 2001, the Company incurred a net loss of approximately $530,000 and has a deficit in working capital of $2,604,000, which is not sufficient to fund the Company's operations. Borrowings under the Company's line of credit are due January 31, 2002 and as a result have been classified a current liability in the accompanying condensed consolidated balance sheet as of March 31, 2001. The Company has requested that the line be extended, however such extension has not been granted. The Company is continuing to negotiate with its lender, but there can be no assurance that the Company will be successful in obtaining an extension of the line of credit. The Company is continuing to pursue the merger with American Access Technologies, Inc. which, if consummated, is expected to increase the Company's sources of capital on a consolidated basis. In addition, management is continuing to seek other sources of capital. As a result of the Company refocusing its business model on assembly operations and away from traditional distribution, the Company has initiated various streamlining strategies. During May 2001, we consolidated our Long Island City operation into our Farmingdale location. During June 2001, we have also consolidated our San Jose assembly operation into our Farmingdale location in order to both reduce costs and better manage our operations. As the result of these consolidations, along with staff reductions in the Farmingdale location, the Company has reduced its workforce from 82 on March 31, 2001 to 53 on June 12, 2001. The reduction in workforce was realized by lowering employment levels in all departments. There is no assurance that any or all of these actions taken will by themselves be sufficient for the Company to continue as a going concern.

     During the nine months ended March 31, 2001, the Company used approximately $92,000 in cash from operating activities. Net cash used during the nine months was primarily due to the decrease in accounts receivable of approximately $199,000 and a decrease in inventory of $294,000, offset partially by a decrease in accounts payable of $324,000. This decrease in receivables helped reduce the Company's borrowings under its revolving credit facility.

     Investing activities used net cash of approximately $149,000 during the nine months ended March 31, 2001. The principal use was for purchases of additional computer equipment needed for the Company's new system implemented in January 2000 and costs incurred as the result of the proposed merger.

                            DATAWORLD SOLUTIONS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     Financing activities provided cash of approximately $190,000. The cash provided by financing activities was funded primarily by the subscription received for the sale of 340,000 shares of our common stock, which yielded the company $85,000, a $50,000 loan made to the Company by an affiliate and a $35,000 loan made by a former employee of the Company.

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

     Management plans to continue to pursue revenue growth, which may provide additional borrowings under its revolving credit facility. In light of the recent economic downturn in the United States (including delays in spending by some of the Company's telecom customers), the Company plans to focus in the near-term on expanding its relationships with its OEM customer base. The Company has been repaying cash collateral under the credit facility on a monthly basis beginning June 15, 2000 of approximately $15,000 per month. In an effort to continue to grow the Company, management intends to seek additional sources of equity and debt financing.

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

                           PART II- OTHER INFORMATION




Item 1. Legal Proceedings

         The Company is a defendant in a federal lawsuit brought by a former employee seeking approximately $900,000 in damages. The Company is vigorously defending the suit and has answered the complaint, denying all such claims and has filed a counter suit. The Company believes the suit is without merit.

         The Company is a party to other legal matters arising in the general conduct of business. Management believes the ultimate outcome of such other matters is not expected to have a materially adverse effect on the Company's results of operations or financial position.



Item 5. Other Information

                  None


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits
                  None



         (b) Reports on Form 8-K
                  Form 8-K /A filed April 25, 2001 in connection with the
                    proposed transaction with American Access Technologies, Inc.
                  Form 8-K filed April 24, 2001 in connection with the proposed transaction with American Access Technologies, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           DATAWORLD SOLUTIONS, INC.
                                           By: /s/ Daniel McPhee
                                              --------------------------
                                              Chief Executive Officer

                                           By: /s/ Lawrence Dobroff
                                              --------------------------
                                               V.P. of Finance






Dated: June 22, 2001