Form 10KSB
period 2003-06-30
DATAWORLD SOLUTIONS INC
filed 2004-04-06
CIK 798438

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                      For the fiscal year ended   June 30, 2003
                                                          -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      For the transition period from:          to
                                                     ----------  ----------

                          Commission file number 1-9263

--------------------------------------------------------------------------------
                            DATAWORLD SOLUTIONS, INC.
                 (Name of small business issuer in its charter)
--------------------------------------------------------------------------------
            Delaware                                     11-2816128
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 275 Marcus Boulevard, Hauppauge, New York 11788
               (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code:   (631) 951-4000

Registrant's Former Address and Telephone Number:
920 Conklin Street, Farmingdale, New York 11735       (631) 293-1610

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                          Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes __  No  X

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                 Yes X   No __

State issuer's revenues for its most recent fiscal year: $ 950,656
                                                         ---------

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 1, 2004 was approximately $4,302,068, based on the closing price on that date.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                 Yes __  No X

On April 1, 2004, 37,965,450 shares of common stock, $.001 par value were outstanding.

EXPLANATORY NOTE:

The accompanying Form 10-KSB is the first annual report filed by the registrant since June, 2000. Accordingly, it reports the annual financial statements for each of the years in the three-year period ended June 30, 2003, in addition to summary quarterly financial information for which quarterly reports for those periods were not filed.

                            DATAWORLD SOLUTIONS, INC.
                                TABLE OF CONTENTS


                                     PART I

Item 1.      Business
Item 2.      Properties
Item 3.      Legal Proceedings
Item 4.      Submission of Matters to a Vote of Security Holders

                       PART II

Item 5.      Market for the Common Equity and Related Stockholder Matters
Item 6.      Management's Discussion and Analysis of Financial Condition and
              Results of Operations
Item 7.      Financial Statements
Item 8.      Changes In and Disagreements with Accountants on Accounting and
              Financial
             Disclosure
Item 8A.     Controls and Procedures

                      PART III

Item 9.      Directors and Executive Officers of the Company
Item 10.     Executive Compensation
Item 11.     Security Ownership of Certain Beneficial Owners and Management
Item 12.     Certain Relationships and Related Transactions .
Item 13.     Exhibits and Reports on Form 8-K
Item 14      Principal Accountant Fees and Services

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

THE COMPANY
DATAWORLD SOLUTIONS, INC. (the "Company") was incorporated in Delaware on January 7, 1998 and commenced operations on March 7, 1998. The Company became publicly traded as a result of a reverse acquisition of Vertex Computer Cable & Products, Inc. ("Vertex") in December 1998. Previously in January 1998, Vertex secured certain financing that made effective Vertex's second amended plan of organization under Chapter 11 of the U.S. Bankruptcy Act. The Company is a specialty distributor of electronic cable assemblies used in data systems. The Company provides value added cables to link standardized or proprietary electronic devices and peripheral components from different vendors to provide solutions for various customer requirements.

The Company seeks to add value to its products by providing connectivity solutions which may include distributed sales of passive components (electronic connectors, electronic wire and cable, cabinets and racks, and patch panels), and active components (hubs, bridges, routers, gateways and modems). The Company provides quality products at competitive prices for interconnection requirements including Fiber Optics, CAT 5, Telco, V.35, Wire Harnesses, Ethernet, Fast Ethernet, Token Ring, Flat Ribbon and Coax cables. The Company is one of only five exclusive domestic distributors of Corning Cable Systems Premise Wiring. Management believes that the Company's technical ability for providing connectivity solutions between the data system capabilities of many manufacturers and the specific connectivity needs of its customers, along with its reputation for providing manufactured, custom-made electronic cable assemblies that are subject to quality control testing, will be the principal factors on which the Company will plan its future growth. The Company expects internal growth to be enhanced by what the Company perceives to be two continuing trends: (i) the increasing demand for data communications to provide timely information in the office environment and factory floor that requires connectivity solutions; and (ii) the growing number of alternatives available to organizations of all sizes in all types of industries to increase productivity through improved or upgraded computer data communications.

The Company's executive offices are located at 275 Marcus Boulevard, Hauppauge, New York 11788 and its telephone number is (631) 951-4000. The Company's address on the World Wide Web is www.DataWorldDirect.com. Unless the context requires otherwise, all references herein to the Company and DataWorld mean DataWorld Solutions, Inc.

SIGNIFICANT DEVELOPMENTS
In April 2001, the Company executed a binding merger agreement with American Access Technologies, Inc. ("AAT"). In July 2001, AAT failed to proceed with the merger agreement, sued the Company, and the Company has counter-sued AAT to protect its rights thereunder. See "ITEM 3. LEGAL PROCEEDINGS."

In contemplation of the pending merger with AAT, the Company changed its business strategy to become a manufacturing rather than a manufacturing and distribution company. As a result, in May 2001, the Company consolidated its distribution operation in Long Island City, New York and San Jose, California with its corporate facility in Farmingdale, New York. Thereafter, Christopher Frances, the Company's COO, resigned as an officer and director in June 2001.

In August 2001, the Company entered into an agreement (the "Boundless Agreement") with Boundless Manufacturing Services, Inc. of Hauppauge, New York ("Boundless") which provided that Boundless would assume the manufacturing of the Company's cable assembly products. As a result of the Boundless Agreement, the Company terminated all of its remaining manufacturing personnel at its Farmingdale, New York facility and withdrew from its agreement with its union, the International Brotherhood of Electrical Workers ("IBEW") Local #3. In January 2003, the Company discontinued its arrangement with Boundless and began using other manufacturing sources. Effective May 2003, a single manufacturer is manufacturing substantially all of the Company's cable assembly products.

In September 2001, the Company's liquidity problems forced it to discontinue its general business risk insurance.

In October 2001, the Company closed its Farmingdale facility and consolidated all of its operations in Hauppauge where it leased space on a month-to-month basis from Boundless, through February, 2004. See "ITEM 2. PROPERTIES."

In connection with the June 1998 refinancing of the Company's revolving credit facility, TW Cable, LLC ("TW"), an entity owned by the former principal stockholder of Vertex, made available as collateral, assets with a value of $1,268,000 to support the Company's factor-financing agreement. In October 2001, the Company's factor, Rosenthal & Rosenthal ("R&R"), seized this collateral. In December 2002, the Company reached an agreement with TW and Edward Goodstein ("Goodstein"), its principal, to restructure the Company's indebtedness and preferred stock with TW and Goodstein. Debt of $1,543,749 (including accrued interest and dividends), and 6,500 shares of preferred stock were exchanged for 500,000 shares of common stock and two notes payable for $252,000 and $168,000, respectively. The notes bear interest at 5% per annum, mature in 2017, and are personally guaranteed up to $133,000 by the Company's Chief Executive Officer. The result of the debt/equity restructuring was a credit of $1,286,134 to capital. If at such time either TW or Goodstein should sell any of the aforementioned shares, the Company's debt obligation would be reduced by 67% of the proceeds of such a sale.

In November 2001, the Company entered into a commission agreement with Benfield Electronic Corporation to represent their voice and data products. Through June 30, 2003, the Company realized commission income of approximately $127,000 from this agreement.

In December 2001, a judgment in the amount of $52,200 was entered by Lake Electronics, a vendor, against the Company. Pursuant to this judgment, in November 2002, the Company was forced to sell at auction certain equipment in full settlement of this obligation.

In fiscal 2001 and 2002, Augustine Capital Management ("Augustine"), a stockholder, made certain advances to the Company totaling $75,000. In August 2003, the Company entered into a convertible note agreement with Augustine which included this balance. Additionally, in June 2002, the principal shareholders of Augustine advanced the Company $25,000 pursuant to a convertible note agreement with J&B Associates, an entity controlled by Augustine's principals.

In August 2003, the Company entered into an 8% convertible note agreement with Augustine (the "Augustine Agreement"). Under the terms of the agreement, the Company may borrow up to $500,000, with interest paid quarterly in arrears at the rate of 8% per annum. Individual advances are evidenced by separate sub-notes. All outstanding notes are due May 28, 2005. The agreement provides that the Company's indebtedness to Augustine (inclusive of accrued interest) may, with the Company's consent, be converted into the Company's common stock at a price equal to 75% of the lowest bid price for the five trading days immediately preceding the conversion. The Company is required to reserve shares of common stock sufficient to satisfy the conversion of any outstanding advances.

As of August 2003, the Company received subsequent advances totaling $99,000, for a total indebtedness to Augustine of $174,000. These advances were converted into a sub-note in accordance with the terms of the Augustine Agreement, and subsequently converted to common stock.


BUSINESS STRATEGY
As described in Part II - Item 6, the Company has suffered losses from operations and has net working capital and stockholders' equity deficiencies. Management's plan to address this issue is discussed therein and includes restructuring its liabilities and raising additional capital. The execution of the Company's overall business strategy as described below has been hampered by its financial condition.

The Company's business strategy is to develop a value-added distribution network through internal growth with a focus on connectivity solutions for data and telecommunications. Management believes it will continue to (i) introduce new connectivity solutions, (ii) improve operating efficiencies through a more efficient organizational structure, (iii) derive the benefits of critical mass through the opportunity to develop stronger relationships with, and obtain improved terms from key suppliers, and (iv) derive the benefits of critical mass through the ability to distribute to and service large national and international customers. In its relationship with its customers, the Company focuses on providing connectivity solutions. Such solutions include advising customers on the options available to meet their specific needs, and manufacturing custom-made electronic cable assemblies for the customers. In addition, the Company continues to service the customers with components and assemblies as the customer's system grows. Management believes that manufacturers of products generally choose to build relationships with distributorships capable of offering advisory services, technical support, and other services such as manufacturing custom-made electronic cable assemblies. The Company believes it is perceived as a value-added manufacturer by both suppliers and customers as a result of its technical skills and knowledge of the marketplace, access to and understanding of the product capabilities, and technical design and manufacturing capabilities for custom-made electronic cable assemblies. The Company also plans to focus its efforts on the marketing of its franchised distributorship with Corning Cable Systems, one of the premier fiber optic cable manufacturers in the Unites States.

The Company has formed a new wholly owned subsidiary, DWS Defense Systems, Inc. This subsidiary was created to address the growing safety and security concerns expressed by clients of DataWorld. The new venture will focus on the design, development, production and installation of quality safety and security products and systems. The Company believes that this new venture will complement and enhance their current product offerings and greatly expand their customer base.

PRODUCTS AND SERVICES
The Company's products and services consist principally of the design and sales of custom-made electronic cable assemblies and harnesses used as solutions for connectivity requirements in data communications.

PRINCIPAL SUPPLIERS
A single manufacturer is manufacturing substantially all of the Company's cable assembly products, on a purchase order basis.

SALES AND MARKETING
The Company offers a broad range of custom-made cable assemblies and harnesses used as connectivity solutions to end-users, professionals who install and service data communications, and original equipment manufacturers (OEM's). The Company operates through its location in the Northeast region of the United States. This location operates as a sales office in addition to supporting the design and manufacture of custom-made and standard cable assembly requirements for the entire Company. In order to effectively meet each customer's needs, the sales force first gains an understanding of the customer's system connectivity requirements before recommending one or more possible solutions. The Company generally does not participate in the design of computer applications but rather participates in the design and implementation of the connectivity solutions required for data communications.

The field sales force is supported by inside sales personnel, who handle incoming customer calls, perform sales estimates, provide responses to customer questions and assist in sales prospecting. Sales leads are typically generated by ongoing interaction with existing customers, sales calls to companies not currently customers, and referrals from suppliers.

MAJOR CUSTOMERS
The Company's net sales are currently concentrated among four major customers who accounted for 19%, 14%, 14%, and 13% of net sales, respectively, in fiscal 2003.

COMPETITION
All aspects of the Company's business are highly competitive. The Company competes with several national distributors, which have greater financial and other resources than the Company. The Company also competes with numerous distributors on a local or regional basis. The Company believes that its ability to design and manufacture custom cable assemblies as well as make available technical support, differentiates the Company's from its primary competitors and gives the Company a competitive advantage. There can be no assurance the Company will be able to successfully exploit such advantage.

INSURANCE
Due to liquidity restrictions, the Company ceased carrying insurance in September 2001. The Company then relied on the pass-through warranties provided by its manufacturers. The Company can not assess the significance of its not maintaining product liability insurance, but to date no claims have been made and the Company is unaware of any potential product liability claims against it. In February 2004, the Company purchased general liability and property insurance.

EMPLOYEES
The Company currently has six full-time employees. Of these, three are sales and marketing personnel, one is an estimator/project manager, and two are executives. None of the Company's present employees are covered by a collective bargaining agreement. The Company considers its employee relations to be generally satisfactory. The Company retains consultants and sub-contractors on a continuing and as-needed basis to handle additional workflow.


ITEM 2 - PROPERTIES

The Company's only facility is located at 275 Marcus Boulevard, Hauppauge, New York, where it moved at the end of February 2004. This location consists of 1,400 square feet of office space, and 1,400 square feet of warehousing space. The Company recently signed a four-year lease for this facility, and considers this space to be adequate for its present needs. The lease is for a period of four years with an annual rent of $30,800 and a 3% annual increase in each of the three subsequent years. This charge is inclusive of real-estate taxes and common area charges, but does not include utilities. Previously the Company leased space on a month-to-month basis from Boundless.

ITEM 3 - LEGAL PROCEEDINGS

The Company is a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's results of operations or financial position. During fiscal 2001 and subsequently, the Company decided not to dispute litigation with suppliers and other creditors for collection of amounts owed to them. As a result, through January 2004, the Company had outstanding judgments amounting to $1,090,194. The Company is presently negotiating with its judgement holders and hopes to reduce and/or eliminated the amounts outstanding.

In September 2000, the Company began to negotiate a potential merger with American Access Technologies ("AAT") which resulted in a Merger Agreement being signed in April 2001. In June 2001, the Company was notified by AAT that they were unilaterally terminating the agreement claiming that the Company had suffered material and adverse changes and that such changes entitled AAT to terminate the agreement. AAT then filed suit against the Company seeking reimbursement of various incurred costs and damages of $500,000. The Company has filed a countersuit against AAT alleging wrongful termination. The matter is currently set for trial in June 2004. The ultimate outcome of this matter is not expected to have a material adverse effect on the Company's results of operations or financial position.

In March 2004, the Company received a complaint from a purported shareholder alleging wrongdoings by the CEO the Company with regard to his management of the Company's affairs. The Company believes that the allegations are without merit and denies any wrongdoing on the part of this officer.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None in fiscal 2001, 2002 and 2003.

                                     PART II


ITEM 5 - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Current symbol - DWLD.PK

The Company's common stock traded on the Nasdaq Over-The-Counter Electronic Bulletin Board through November 2001, and on the National Quotation Bureau's Pink Sheets since that date. The following table shows the quarterly range of the high and low closing bid prices for the Common Stock on the Over-The-Counter Electronic Bulletin Board and the Pink Sheets since July 1, 2000, for the periods indicated.



            Common Stock
               Period                             High            Low
--------------------------------------            ----            ---

FISCAL 2003
First Quarter ended September 30, 2002             .02            .01
Second Quarter ended December 31, 2002             .02            .01
Third Quarter ended March 31, 2003                 .02            .01
Fourth Quarter ended June 30, 2003                 .02            .01

FISCAL 2002
First Quarter ended September 30, 2001             .13            .01
Second Quarter ended December 31, 2001             .05            .01
Third Quarter ended March 31, 2002                 .07            .01
Fourth Quarter ended June 30, 2002                 .02            .01

FISCAL 2001
First Quarter ended September 30, 2000            1.16            .56
Second Quarter ended December 31, 2000             .84            .22
Third Quarter ended March 31, 2001                 .45            .16
Fourth Quarter ended June 30, 2001                 .36            .11

Recordholders
As of April 1, 2004, there were approximately 158 holders of record of the Company's common stock.

Dividends
The Company has never paid a cash dividend on its common stock and the Company does not anticipate paying any dividends on the common stock in the foreseeable future. The Company anticipates retaining future earnings, if any, to fund capital development.

Recent Sales of Unregistered Securities

At July 1, 2000 the Company had subscriptions received of $217,000 representing 687,905 shares of Common Stock. During fiscal 2001 the Company received an additional $85,000 in subscription proceeds representing 340,000 shares of the Company's common stock.

Further, in connection with one of these subscriptions, the Company agreed to issue warrants to the subscriber to purchase 12,500 shares of the Company's common stock at $1.25 per share, expiring on May 17, 2003. The warrants were never exercised and thus expired.

Effective July 1, 2000, 652,905 shares of common stock were deemed issued in consideration of previously received stock subscriptions. Additionally, in February 2001, 340,000 shares of common stock were deemed issued in consideration of $85,000 received.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


YEARS ENDED JUNE 30, 2003 AND 2002
Net sales decreased from $1,196,642 in fiscal year 2002 to $950,656 in 2003. The decline in sales was due to a variety of economic factors. During the year the Company closed a commission arrangement with a distributor to handle sales of products other than its cable assembly products while at the same time completing a manufacturing agreement with a local company to produce its cable assembly products.

Gross profit amounted to $544,768 in fiscal 2003 versus $445,115 in 2002. Gross profit margin increased to 57% in 2003 from 37% in 2002. The year 2003 gross profit was positively impacted by a major contract completed during the fiscal year that called for the Company to provide labor only, which resulted in a higher gross profit.

Selling, general and administrative expenses were approximately $801,127 or 84% of sales in 2003. For the year 2002, selling, general and administrative expenses amounted to $1,172,518 or 98% of sales. Fiscal 2003 expenses as a percentage of sales was lower than 2002 mainly because the Company was operating as a sales company and not a manufacturing company during fiscal 2003, resulting in lower operating expenses. The Company began to self-insure its insurance exposures during the fiscal year reducing insurance expense by approximately $12,000. Production payroll was eliminated in 2003 which saved the company $97,800 during the year. In addition, the Company reduced administrative payroll by $23,600 offset by the use of outside consultants that cost approximately $70,000.

Depreciation and amortization included in selling, general and administrative expenses, was $2,440 in 2003 and$3,440 in 2002.

Interest expense amounted to $363,643 in 2003 versus $481,436 in 2002. Interest expensed declined in 2003 due to a combination of lower outstanding revolving loan balances and lower interest rates.

The Company had a net loss of $492,495 in 2003 compared to a net loss of $1,208,839 in 2002.

The net loss applicable to common shareholders was $636,627 in 2003 and $1,375,811 in 2002 primarily due to the dividends declared on convertible preferred stock.

QUARTERS ENDED SEPTEMBER 30, 2002, DECEMBER 31 2002, MARCH 31, 2003 AND SEPTEMBER 30, 2001, DECEMBER 31 2001, MARCH 31, 2002
Net sales for the first quarter of fiscal 2003 decreased to $178,982 from $499,785 for the same quarter the prior year. Gross profit for the first quarter of fiscal 2003 also decreased to $74,083 from $199,904 for the same quarter the prior year. The Company's gross profit margin was 41% for the first quarter of fiscal 2003, which is essentially unchanged from the same quarter the prior year. The decline in sales was due to a variety of economic factors. Selling, general and administrative expenses totaled $224,929 for the first quarter of fiscal 2003, down from $360,912 for the same quarter the prior year, as a result of the Company sub-contracting its manufacturing. Interest expense amounted to $81,743 for the first quarter of fiscal 2003, an increase from $50,305 for the same quarter the prior year, due to interest on a note payable to a former officer of the Company. The Company had a net loss of $232,587 in the first quarter of fiscal 2003, compared to a net loss of $211,314 for the same quarter the prior year.

Net sales for the second quarter of fiscal 2003 increased to $224,105 from $190,184 for the same quarter the prior year. Gross profit for the second quarter of fiscal 2003 decreased to $106,402 from $139,221 for the same quarter the prior year. The Company's gross profit margin was 47% for the second quarter of fiscal 2003, compared to 73% for the same quarter the prior year. The increase in sales was due to the effect of the 9/11 tragedy on prior year sales. Selling, general and administrative expenses totaled $190,106 for the second quarter of fiscal 2003, down from $382,310 for the same quarter the prior year, as a result of the Company sub-contracting its manufacturing. Interest expense amounted to $72,596 for the second quarter of fiscal 2003, which is essentially unchanged from the same quarter the prior year. The Company had a net loss of $99,482 in the second quarter of fiscal 2003, compared to a net loss of $315,535 for the same quarter the prior year. The reduction in losses is a result of the effect of the 9/11 tragedy on results for the same quarter the prior year.

Net sales for the third quarter of fiscal 2003 decreased to $286,834 from $332,658 for the same quarter the prior year. Gross profit for the third quarter of fiscal 2003 increased to $204,273 from $97,766 for the same quarter the prior year. The Company's gross profit margin was 71% for the third quarter of fiscal 2003, compared to 29% for the same quarter the prior year. The decline in sales was due to a variety of economic factors. Selling, general and administrative expenses totaled $257,645 for the third quarter of fiscal 2003, down from $268,084 for the same quarter the prior year. Interest expense amounted to $55,942 for the third quarter of fiscal 2003, a decrease from $79,278 for the same quarter the prior year. The Company was no longer making interest payments on a note payable to a former officer of the Company. The Company had a net loss of $77,336 in the third quarter of fiscal 2003, compared to a net loss of $249,596 for the same quarter the prior year. The reduction in losses is a result of the effect of the 9/11 tragedy on results for the same quarter the prior year.

YEARS ENDED JUNE 30, 2002 AND 2001
Net sales decreased from $9,774,153 in fiscal year 2001 to $1,196,642 in 2002. The decline in sales was largely due to a change in mode of operation from a distribution company to a manufacturing company and the impact of September 11 on the entire communications and data industries. In the aftermath of the September 11th tragedy, several large customers were lost, which represented 25% of sales in fiscal 2001.

Gross profit amounted to $445,115 in fiscal 2002 versus a loss of $764,128 in 2001. Gross profit margin increased to 37% in 2002 from a negative 8% in 2001. The year 2001 gross profit was adversely impacted as a result of winding down of our distribution facilities in San Jose, CA and the loss of certain key personnel.

Selling, general and administrative expenses for fiscal 2002 were $1,172,518 or 98% of sales. For fiscal 2001, selling, general and administrative expenses amounted to $3,085,543 or 31% of sales. Fiscal 2002 expenses as a percentage of sales was much higher than 2001 mainly because sales volume declined at a much faster rate than selling, general and administrative expenses as the company changed corporate strategies and began laying off production workers and administrative staff.

Depreciation and amortization decreased from $152,782 in 2001 to $3,440 in 2002. The decrease was due to the Company taking a $3,643,000 loss on impairment of assets in 2001 that included $3,391,000 write-off of goodwill and $252,000 reduction of machinery and equipment to net realizable value.

Interest expense amounted to $481,436 in 2002 versus $666,957 in 2001. Interest expense declined in 2002 due to a combination of lower outstanding revolving loan balances (beginning in October 2001) and lower interest rates. Offsetting the lower interest rates in fiscal 2002 was additional interest expense on outstanding indebtedness due investors, subordinated debenture holders and former employees.

The company sustained a net loss of $1,208,839 in 2002 compared to a net loss of $8,164,446 in 2001. The year 2001 loss included a loss on impairment of assets of $3,643,000.

The net loss applicable to common shareholders was $1,375,811 in 2002 and $8,331,438 in 2001 primarily due to the dividends declared on convertible preferred stock.

QUARTERS ENDED SEPTEMBER 30, 2001, DECEMBER 31 2001, MARCH 31, 2002 AND SEPTEMBER 30, 2000, DECEMBER 31 2000, MARCH 31, 2001
Net sales for the first quarter of fiscal 2002 decreased to $499,785 from $3,240,492 for the same quarter the prior year. Gross profit for the first quarter of fiscal 2002 also decreased to $199,904 from $514,312 for the same quarter the prior year. The Company's gross profit margin was 40% for the first quarter of fiscal 2002, compared to 16% for the same quarter the prior year. The decline in sales was due the Company scaling back on its distribution business. Selling, general and administrative expenses totaled $360,912 for the first quarter of fiscal 2002, down from $817,506 for the same quarter the prior year, due to the Company closing down several of its facilities. Interest expense amounted to $50,305 for the first quarter of fiscal 2002, a decrease from $129,543 for the same quarter the prior year, due to the Company having a lower balance with its asset-based lender. The Company had a net loss of $211,314 in the first quarter of fiscal 2002, compared to a net loss of $511,994 for the same quarter the prior year.

Net sales for the second quarter of fiscal 2002 decreased to $190,184 from $3,407,586 for the same quarter the prior year. Gross profit for the second quarter of fiscal 2002 decreased to $139,221 from $453,161 for the same quarter the prior year. The Company's gross profit margin was 73% for the second quarter of fiscal 2002, compared to 13% for the same quarter the prior year. The decline in sales was due the effect of the 9/11 tragedy and the Company scaling back on its distribution business. The increase in gross profit margin was the result of the Company scaling back on the lower margin distribution business. Selling, general and administrative expenses totaled $382,310 for the second quarter of fiscal 2002, down from $772,165 for the same quarter the prior year, due to the Company closing down several of its facilities. Interest expense amounted to $72,447 for the second quarter of fiscal 2002, a decrease from $139,224 for the same quarter the prior year, due to the Company having a lower balance with its asset-based lender. The Company had a net loss of $315,535 in the second quarter of fiscal 2002, compared to a net loss of $537,841 for the same quarter the prior year.

Net sales for the third quarter of fiscal 2002 decreased to $332,658 from $2,126,180 for the same quarter the prior year. Gross profit for the third quarter of fiscal 2002 decreased to $97,766 from $243,932 for the same quarter the prior year. The Company's gross profit margin was 29% for the third quarter of fiscal 2002, compared to 11% for the same quarter the prior year. The decline in sales was due the effect of the 9/11 tragedy and the Company scaling back on its distribution business. Selling, general and administrative expenses totaled $268,084 for the third quarter of fiscal 2002, down from $615,018 for the same quarter the prior year, due to the Company closing down several of its facilities. Interest expense amounted to $79,278 for the third quarter of fiscal 2002, a decrease from $143,937 for the same quarter the prior year, due to the Company having a lower balance with its asset-based lender. The Company had a net loss of $249,596 in the third quarter of fiscal 2002, compared to a net loss of $594,409 for the same quarter the prior year.

YEARS ENDED JUNE 30, 2001 AND 2000
Net sales decreased from $13,368,206 in fiscal year 2000 to $9,774,153 in 2001. The decline in sales was largely due to an overall economic decline, particularly in the communications and data industries.

Gross loss amounted to $764,128 in fiscal 2001 versus a profit of $3,091,079 in 2000. Gross profit margin decreased to a negative 8% in 2001 from 23% in 2000. The year 2001 gross profit was adversely impacted as a result of winding down of our distribution facilities in San Jose, CA and the loss of certain key personnel.

Selling, general and administrative expenses for fiscal 2001 were $3,085,543 or 31% of sales. For fiscal 2000, selling, general and administrative expenses amounted to $2,881,715 or 22% of sales. Fiscal 2001 expenses as a percentage of sales was higher than 2000 mainly because sales volume declined at a faster rate than selling, general and administrative expenses as the company reacted to the decline in sales.

Interest expense amounted to $666,957 in 2001 versus $513,061 in 2000. Interest expense increased in 2001 due to a combination of an increase in facility fees and a slower rate of collection on accounts receivable.

Depreciation and amortization decreased from $323,810 in 2000 to $152,782 in 2001. The decrease was due to the company taking a $3,643,000 loss on impairment of assets in 2001 that included $3,391,000 write-off of goodwill and $252,000 reduction of machinery and equipment to net realizable value.

The company sustained a net loss of $8,164,446 in 2001 compared to a net loss of $627,507 in 2000. The year 2001 loss included a loss on impairment of assets of $3,643,000.

The net loss applicable to common shareholders was $8,331,438 in 2001 and $1,276,953 in 2000, primarily due to the dividends declared on convertible preferred stock.

LIQUIDITY AND FINANCIAL CONDITION AS OF JUNE 30, 2003
Current assets at June 30, 2003 amounted to $185,197. The Company had a net working capital deficit of $6,366,781. This compares with current assets of $149,378 in 2002 and a working capital deficit of $6,084,271. Current liabilities increased mainly due to recording of additional interest on Company indebtedness. The Company's working capital is clearly not sufficient to meet the Company's current liquidity needs. The Company has relied upon cash flow generated from operations and loans from third party lenders to sustain itself during the year. These factors raise substantial doubt about the Company's ability to continue as a going concern.

During the fiscal year ended June 30, 2002, the Company decided to self-insure against its liability risks. There have been no claims against the Company with respect to any insurable risks.

The Company is currently implementing a business plan that it believes will strengthen the balance sheet, increase revenue and return them to profitability. The plan involves a series of initiatives. The Company is seeking to restructure its liabilities by negotiating with secured and unsecured creditors and vendors for forgiveness of certain outstanding debt, or to exchange debt for equity. The Company is actively engaged in raising capital through private investors. This will provide additional working capital and allow it to pursue more profitable projects. The Company is working aggressively to complete all outstanding public filings and remain current on a going-forward basis. This will allow it to apply for re-listing on the OTC Bulletin Board, thereby increasing shareholder liquidity and gaining easier access to capital through equity transactions.

Additionally, in October 2003, the Company formed an Advisory Board to assist management in the development and execution of the business plan. The board consists of several recognized business and industry leaders. These individuals will provide guidance and experience, access to prospective customers, and build industry awareness for the Company's products and services. The Company has formed a new subsidiary, DWS Defense Systems, to address the demand for security and safety products in the domestic and international business community. The Company believes that this new venture will complement and enhance their current product offerings and greatly expand their customer base. The Company has already signed a contract, which represents their initial expansion into this new line of business. The Company may also pursue strategic acquisitions that provide it with growth and vertical integration within this new area.

In November 2003, the Company raised additional capital through the sale of common stock to private investors totaling $150,000. In January 2004, the Company raised additional capital through the sale of common stock to another private investor totaling $100,000. In February 2004, the Company raised additional capital through the sale of common stock to a group of private investors totaling $100,000.

INFLATION
For the last three years, we have not been significantly affection by inflation.


ITEM 7 - FINANCIAL STATEMENTS

The financial statements listed in the accompanying index to the Financial Statements are attached as part of this report, commencing on page F-1.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

In May 2002, the Company dismissed Grant Thornton LLP as its independent accountants. The Company's board approved the decision to change independent accountants. In May 2002, the Company engaged BP Professionals LLP, the predecessor firm to BP Audit Group PLLC, the Company's present independent accountants, as its new independent accountants commencing with the fiscal year ended June 30, 2001.


ITEM 8-A  - CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the periodic SEC filings.

There has been no change in The Company's internal controls over financial reporting during the most recent fiscal year that materially affected or is reasonably likely to materially affect the internal controls.


                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Director and Executive Officers of the Company and certain information concerning them as of March 31, 2004, are set forth below:


       Name                  Position With The Company             Age
----------------             --------------------------            ---
Daniel McPhee                Chairman of the Board,                 40
                             President, Chief Executive and
                             Financial Officer and Sole Director

Philip J. Rauch              Chief Operating Officer                43


Mr. Daniel McPhee has been Chairman of the Board of Directors, President, Chief Executive and Financial Officer and Director since December 17, 1998. Prior thereto Mr. McPhee served as a Director and Chief Executive Officer of DataWorld since its inception in 1998. Prior thereto, and since 1992, Mr. McPhee was associated with Elcan Technologies Corp. ("ETC") as senior sales representative and was promoted to Executive Vice President in early 1997. From 1988 to 1992, Mr. McPhee was employed by United Datacom & Cable, Inc. as a salesman and Vice President. From 1985 to 1988, Mr. McPhee was a project manager with Forest Electric Corp. In 1985, Mr. McPhee received a bachelor's degree in Business Administration from Adelphi University. Mr. McPhee is a member of the Communication Managers Association.

Mr. Philip J. Rauch has been the Chief Operating Officer since February 1, 2004. Prior thereto, and since 1997, Mr. Rauch was associated with AboveNet, Inc. (formerly Metromedia Fiber Network, Inc.) as Vice President, Carrier Business Operations, and since 2001 as Controller. From 1993 to1997, Mr. Rauch was Vice President, Controller of Columbus Construction, a heavy construction company with several plant facilities. From 1989 to 1993 he was Vice President and Chief Financial Officer of F. Garofalo Electric Co., a Local #3 IBEW engineering and construction company. Mr. Rauch earned a Bachelor of Science in Economics degree from the University of Pennsylvania Wharton School of Business, with a concentration in finance and accounting. He also earned a certificate in Construction Management from the Institute of Design and Construction in New York. Mr. Rauch is a member of the American Management Association and the Construction Financial Management Association.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year indicated, all compensation awarded to, earned by or paid to all individuals serving as the Company's Chief Executive Officer ("CEO") or acting in a similar capacity and all executive officers of the Company who earned more than $100,000 annually.



                           SUMMARY COMPENSATION TABLE

                                                                     LONG-TERM COMPENSATION
                                                          Other
                                                          Annual                 All Other
                                                         Compen-     Number     Compen-
     Name and         Fiscal     Salary       Bonus       sation       of        sation
 Principal Position    Year        ($)         ($)         ($)       Options      ($)
---------------------  -----     --------     ------     -------     -------    --------
Daniel McPhee          2003      $150,000     $ -         $18,500         -        $ -
   Chief Executive     2002      $150,000     $ -         $27,900         -        $ -
   Officer             2001      $150,000     $ -         $9,000          -        $ -

Christopher Francis    2001      $136,973     $ -         $8,250          -        $ -
   Chief Operating
   Officer



The Company currently has no pension plan for employees.

No options were granted to the Executive Officers during the fiscal years ended June 30, 2001, 2002 and 2003. The Executives exercised no options during the fiscal years ended June 30, 2001, 2002 and 2003.

DIRECTORS' COMPENSATION
The Company did not pay any director's fees during the 2001, 2002 or 2003 fiscal years.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                              AND MANAGEMENT

The following table sets forth as of April 1, 2004, certain information regarding beneficial ownership of the Common Stock held by each person known by the Company to own beneficially more than 5% of the Common Stock, each of the Company's directors, each of the executive officers named in the Summary Compensation Table, and all of the Company's executive officers and directors as a group.

Beneficial Ownership
Name and Address                          Shares            %
--------------------                      --------------    ------

Daniel McPhee                             9,285,000          24.5%
275 Marcus Blvd.,
Hauppauge, NY  11788

Augustine Fund, LLP                       3,331,500           8.8%
141 W. Jackson Blvd.
Chicago, IL

Edward McPhee                             1,872,500           5.0%
2424 N. Federal Highway
Boca Raton, FL   33431

All directors and                         9,285,000          24.5%
officers as a group


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with a June 1998 refinancing of the Company's revolving credit facility, TW Cable, LLC ("TW"), a related party, made available as collateral, assets with a value of $1,268,000 to support the revolving credit facility. In October 2001, the Company's creditor, R&R, seized this collateral and the Company became obligated to TW therefore. In December 2002, the Company reached an agreement with TW and Edward Goodstein ("Goodstein"), its principal, to reduce the Company's indebtedness to TW and Goodstein from $1,543,749 (including accrued interest and dividends) to $420,000 and to redeem the 6,500 shares of preferred stock that had been issued to Goodstein, in exchange for 500,000 shares of common stock. The result of the debt//equity restructuring was a gain of $1,286,134, which was credited directly to equity. At June 30, 2003, the balance on the note was $416,500.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)        CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm                 F-2
Consolidated Balance Sheets as of June 30, 2003, 2002 and 2001          F-3
Consolidated Statements of Operations for the years ended
 June 30, 2003, 2002, and 2001                                          F-4
Consolidated Statements of Changes in Stockholders' Equity
 for the years ended June 30, 2003, 2002 and 2001                      F-5-6
Consolidated Statements of Cash Flows for the years ended
 June 30, 2003, 2002 and 2001                                          F-7-7a
Notes to Consolidated Financial Statements                             F8-F33

(b)  EXHIBITS:

The following documents are included or incorporated by reference as exhibits to this report:

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation, or
Succession.

     2.1 Second Amended Joint Plan of Reorganization dated September 24, 1997 (incorporated by reference to Exhibit 2.1 to the registrant's current report on Form 8-K dated February 5, 1998)

     2.2 Second Amended Joint Disclosure Statement dated September 24, 1997 (incorporated by reference to Exhibit 2.2 to the registrant's current report on Form 8-K dated February 5, 1998)

     2.3 Order of United States Bankruptcy Court, Eastern District of New York dated October 30, 1997(incorporated by reference to Exhibit 2.3 to the registrant's current report on Form 8-K dated February 5, 1998)

     2.4 Certificate of Ownership and Merger dated November 20, 1997 (incorporated by reference to Exhibit 3.1(d) to the registrant's current report on Form 8-K dated February 5,1998)

     2.5 Certificate of Ownership and Merger and change of name dated April 30, 1999 (incorporated by reference to Exhibit 2.5 to the registrant's annual report on Form 10K-SB for the year ended June 30, 2000)

     2.6 Certificate of Correction dated February 18, 2000 to the Certificate of Ownership and Merger dated April 30, 1999 (incorporated by reference to Exhibit 2.6 to the registrant's annual report on Form 10K-SB for the year ended June 30, 2000)

     2.7 Restated Certificate of Incorporation dated May 24, 2000 (incorporated by reference to Exhibit 3.1 to the registrant's annual report on Form 10K-SB for the year ended June 30, 2000)

(3) Articles of Incorporation & By-laws

     3.1 Restated Certificate of Incorporation dated May 24, 2000 (incorporated by reference to Exhibit 3.1 to the registrant's annual report on Form 10K-SB for the year ended June 30, 2000)

     3.2 By-Laws (incorporated by reference to Exhibit 3(b) of Form S-18 Registration Statement No. 33-7693-NY)

(4) Instruments Defining the Rights of Security Holders

     4.1 Certificate of Designation, Preferences and Rights of Senior Cumulative Convertible Preferred Stock (incorporated by reference to
          Exhibit 1.2 to the registrant's report on Form 8- K/A dated December 18, 1998)

     4.2 Subordinated Debenture Agreement dated December 16, 1999 between the Company and a non-affiliate (incorporated by reference to Exhibit 4.2 to the registrant's report on Form 10-KSB for the year ended June 30,
          1999)

     4.3 Securities Purchase Agreement between the Company and Augustine Fund LP dated May 26, 2000 (incorporated by reference to Exhibit 4.4 to the registrant's annual report on Form 10K-SB for the year ended June 30,
          2000)

     4.4 Certificate of Designation of Series B 8% Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 to the registrant's annual report on Form 10K-SB for the year ended June 30, 2000)

     4.5 Eight-Percent (8%) Convertible Note Agreement between the Company and Augustine Fund, LP, dated August 28, 2003

(10) Material Contracts

     10.1 Agreement by and among Vertex Computer Cable & Products, Inc. and Daniel McPhee and Christopher Francis and TW Cable LLC and Edward Goodstein and DataWorld Solutions, Inc. Dated December 18, 1998 (incorporated by reference to Exhibit 1.1 to the registrant's report on Form 8-K dated December 18, 1998)

     10.2 Agreement by and among DataWorld Solutions, Inc. and Daniel McPhee and TW Cable LLC and Edward Goodstein, dated December 4, 2002

     10.3 Consulting Agreement - SMG Marketing Group, Inc. dated September 10, 2001

     10.4 Consulting Agreement - Lawrence Dobroff dated June 30, 2001

     10.5 Consulting Agreement - Bernard Kerik dated October 29, 2003

     10.6 Consulting Agreement - Donald DiRenzo dated November 10, 2003

     10.7 Consulting Agreement - Scott Vining dated November 10, 2003

     10.8 Consulting Agreement - Robert T. Schanz dated November 10, 2003

(99) Additional Exhibits

(i) Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1850, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(ii) Certification of the Chief Executive and Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1850, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)  REPORTS ON FORM 8-K

The Company's report on Form 8-K/A dated May 16, 2002

On May 16, 2002, the Registrant filed a Current Report on Form 8-K/A, announcing the dismissal of Grant Thornton LLP as its independent accountants, and announcing the engagement of BP Professionals, LLP as its new independent accountants for the fiscal year ended June 30, 2001.

The Company's report on Form 8-K/A dated April 10, 2001.

On April 10, 2001, the Registrant filed a Current Report on Form 8-K/A, announcing that it had entered into an Agreement and Plan of Merger with American Access Technologies, Inc. ("AAT") in which AAT's subsidiary, Dolphin Acquisition Corp. will be merged into the Registrant, with the Registrant becoming a wholly-owned subsidiary of AAT.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its independent accountants, BP Audit Group PLLC, applicable to the fiscal years ended June 30, 2003, 2002 and 2001:

     Fee category                   2003               2002            2001
     ------------                   ----               ----            ----

     Audit fees                  $ 124,380                -               -

     Audit-related fees                  -                -               -

     Tax fees                       $6,243                -               -

     All other fees                      -                -               -
                                 ----------

     Total fees                   $130,623                -               -

Audit fees: Consists of fees for professional services rendered by our principal accountants for the contemporaneous audit of the Company's three annual financial statements and the review of quarterly financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees: Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit fees."

Tax fees: Consists of fees for professional services rendered by our principal accountants for tax advice prior to September, 2003.

 All other fees: Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

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

                  DATAWORLD SOLUTIONS, INC.

                  By:      /s/  Daniel McPhee
                           ---------------------------
                           Daniel McPhee,
                           President, Chief Executive
                           Officer and Chairman of the Board

Date: April 1, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities and dates indicated:

  /s/ Daniel McPhee                                     Date
-------------------                                     ----------------------
Name: Daniel McPhee                                     April 1, 2004
Title: President, Director and
       Chairman of the Board
       (Principal Executive, Financial and
       Accounting Officer)

                            DataWorld Solutions, Inc.
                   Index to Consolidated Financial Statements



                                                                          Page


Report of Independent Registered Public Accounting Firm                   F-2

Consolidated Financial Statements:

        Consolidated Balance Sheets as of June 30, 2003, 2002 and 2001    F-3

        Consolidated Statements of Operations for the years ended
         June 30, 2003, 2002, and 2001                                    F-4

        Consolidated Statements of Changes in Stockholders' Equity
         for the years ended June 30, 2003, 2002 and 2001                F-5-6

        Consolidated Statements of Cash Flows for the years ended
         June 30, 2003, 2002 and 2001                                    F-7-7a

Notes to Consolidated Financial Statements                               F8-F33

             Report of Independent Registered Public Accounting Firm

Board of Directors
DataWorld Solutions, Inc.

We have audited the accompanying consolidated balance sheets of DataWorld Solutions, Inc. and Subsidiary as of June 30, 2003, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DataWorld Solutions, Inc. and Subsidiary as of June 30, 2003, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered losses from operations and has net working capital and stockholders' equity deficits that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2-F. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ BP Audit Group, PLLC
    Farmingdale, NY
    March 31, 2004

                                                                       DATAWORLD SOLUTIONS, INC.
                                                                       CONSOLIDATED BALANCE SHEETS


                                                              June 30,         June 30,         June 30,
                                                                2003             2002             2001
                                                          ----------------- --------------- -----------------
ASSETS (Notes 2 and 6)
----------------------
CURRENT ASSETS:
   Cash                                                         $   11,888      $    4,872        $        -
   Accounts receivable, net of allowance for doubtful
    accounts of $20,000 in 2003 and 2002 and $130,182 in
    2001                                                           173,309         144,506           785,850
   Inventories                                                                                       147,377
                                                          ---------------------------------------------------
         TOTAL CURRENT ASSETS                                      185,197         149,378           933,227

PROPERTY, PLANT AND EQUIPMENT, net                                       -           7,500           149,432
                                                          ---------------------------------------------------

TOTAL ASSETS                                                    $  185,197      $  156,878        $1,082,659
                                                          ================= =============== =================

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
  Cash overdraft                                                $        -      $        -        $   55,980
  Payable to factor                                              1,838,655       1,702,822         3,350,565
  Current portion of notes payable                                  15,500               -                 -
  Accounts payable                                               3,200,009       3,196,695         3,052,501
  Accrued expenses and other                                     1,137,009         987,080           505,021
  Bankruptcy distributions payable                                 270,332         258,019           246,144
  Secured subordinated debentures, net of discount                  90,473          89,033            87,593
                                                          ----------------- --------------- -----------------
        TOTAL CURRENT LIABILITIES                                6,551,978       6,233,649         7,297,804

Notes payable                                                      536,000       1,502,376           243,333
Accrued dividends on preferred stock                               393,436         366,577           200,408
Subscriptions received                                              35,000          35,000            35,000
                                                          ----------------- --------------- -----------------
          TOTAL LIABILITIES                                      7,516,414       8,137,602         7,776,545
                                                          ----------------- --------------- -----------------

COMMITMENTS AND CONTINGENCIES (Notes
 2,6,7,8,9,10,11, 12 and 13)

STOCKHOLDERS' DEFICIT:

8% Series B Convertible Preferred Stock, $.01 par value,
 stated value $1,000 per share; Redeemable at $1,250 per
 share; authorized, 3,000 shares; 1,595 shares issued and
 outstanding at June 30, 2003 and 2002 and
 1,600 at June 30, 2001                                          1,595,000       1,595,000         1,600,000

$6 Senior Cumulative Convertible Preferred Stock, stated
 value $100 per share; authorized 5,000,000 shares;
 6,500 issued and outstanding at June 30, 2002 and 2001                  -         650,000           650,000

Common stock, par value $.001 per share; 40,000,000 shares
 authorized, 34,240,313, 33,740,313, and 33,036,905 issued
 and outstanding at June 30, 2003, 2002, and 2001,
 respectively                                                       34,240          33,740            30,037
Additional paid-in capital                                       3,144,931       1,209,297         1,119,027
Accumulated deficit                                            (12,105,388)    (11,468,761)      (10,092,950)
                                                          ----------------- --------------- -----------------
TOTAL STOCKHOLDERS' DEFICIT                                     (7,331,217)     (7,980,724)       (6,693,886)
                                                          ----------------- --------------- -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT:                      $185,197        $156,878        $1,082,659
                                                          ================= =============== =================



The accompanying notes are an integral part of these financial statements.

                           DATAWORLD SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Years Ended
                                                                   June 30,
                                                           2003                2002               2001
                                                    ------------------ ------------------- ------------------
Net sales                                                    $950,656          $1,196,642         $9,774,153

Cost of goods sold exclusive of depreciation in 2001          405,888             751,527         10,538,281
                                                    ------------------ ------------------- ------------------
Gross profit/(loss)                                           544,768             445,115           (764,128)
                                                    ------------------ ------------------- ------------------

Selling, general and administrative expenses                  801,127           1,172,518          3,085,543

Impairment of assets                                                -                   -          3,649,777

Interest expense                                              363,643             481,436            666,957
                                                    ------------------ ------------------- ------------------
                                                            1,164,770           1,653,954          7,402,277
                                                    ------------------ ------------------- ------------------
                                                             (620,002)         (1,208,839)        (8,166,405)
                                                    ------------------ ------------------- ------------------
Commission Income                                             127,507                   -                  -

Interest Income                                                     -                   -              1,959
                                                    ------------------ ------------------- ------------------
                                                              127,507                   -              1,959
                                                    ------------------ ------------------- ------------------
Net loss                                                     (492,495)         (1,208,839)        (8,164,446)

Accrued dividends on preferred stock                         (144,132)           (166,972)          (166,992)
                                                    ------------------ ------------------- ------------------
Net loss attributable to common stockholders          $      (636,627)       $ (1,375,811)   $    (8,331,438)
                                                    ------------------ ------------------- ------------------

Basic and diluted loss per share                      $         (0.02)       $      (0.04)   $         (0.28)
                                                    ================== =================== ==================
Weighted average common shares outstanding -
basic and diluted                                          34,028,357          31,719,472         29,655,252
                                                    ================== =================== ==================



The accompanying notes are an integral part of these financial statements.

                           DATAWORLD SOLUTIONS, INC.
      STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

                           8%        $6.00                                       Retained
                        Preferred  Preferred              Common   Additional    Earnings    Stockholder's
                          Stock      Stock     Common      Stock     Paid in   (accumulated    Equity
                         Amount     Amount     Shares     Amount     Capital     deficit)     (Deficit)
                       ----------- --------- ----------- --------- ----------- ------------- ------------
Balance July 1, 2000   $1,600,000  $672,750  29,044,000   $29,044    $773,020   $(1,761,512)  $1,313,302

Reclassification of
 accrued dividends                  (22,750)                                                     (22,750)

Adjustment to equity
 resulting from
 rescission of stock
 issuable for website
 development                                                           66,000                     66,000

Subscribed common stock
 deemed issued                                  225,000       225      22,275                     22,500

Subscribed common stock
 deemed issued                                  175,000       175      17,325                     17,500

Subscribed common stock
 deemed issued                                   20,000        20       1,980                      2,000

Subscribed common stock
 deemed issued                                   80,000        80      14,920                     15,000

Subscribed common stock
 deemed issued                                  152,905       153     124,847                    125,000

Subscribed common stock
 deemed issued                                  200,000       200      49,800                     50,000

Subscribed common stock
 deemed issued                                  140,000       140      34,860                     35,000

Discount attributable
 to stock issued to
 employee                                                              14,000                     14,000

Accrued dividends on 8%
 preferred stock                                                                   (127,992)    (127,992)

Accrued dividends on $6
 preferred stock                                                                    (39,000)     (39,000)

Net loss                                                                         (8,164,446)  (8,164,446)
                       ----------- --------- ----------- --------- ----------- ------------- ------------

Balance June 30, 2001  $1,600,000  $650,000  30,036,905   $30,037  $1,119,027  $(10,092,950) $(6,693,886)




Balance July 1, 2001   $1,600,000  $650,000  30,036,905   $30,037  $1,119,027  $(10,092,950)  $(6,693,886)

Issuance of common
 stock to
 officer/employees for
 services                                       900,000       900      27,000                      27,900

Stock issued to
 consultants for
 services rendered                              750,000       750      22,500                      23,250

Issuance of common
 stock for services                             600,000       600      36,420                      37,020

Conversion of preferred
 to common stock           (5,000)            1,453,408     1,453       4,350                         803

Accrued dividends on 8%
 preferred stock                                                                   (127,972)     (127,972)

Accrued dividends on
 $6 preferred stock                                                                 (39,000)      (39,000)

Net loss                                                                         (1,208,839)   (1,208,839)
                       ----------- --------- ----------- --------- ----------- ------------- -------------

Balance June 30, 2002  $1,595,000  $650,000  33,740,313   $33,740  $1,209,297  $(11,468,761)  $(7,980,724)

Conversion of preferred
 stock into
 common stock                      (650,000)    500,000       500     766,773                     117,273

Exchange of debt and
 preferred stock for
 equity                                                             1,168,861                   1,168,861

Accrued dividends on 8%
 preferred stock                                                                   (127,600)     (127,600)

Accrued dividends on $6
 preferred stock                                                                    (16,532)      (16,532)

Net loss                                                                           (492,495)     (492,495)
                       ----------- ---------- ----------- -------- ----------- ------------- -------------

Balance June 30, 2003  $1,595,000         $0  34,240,313  $34,240  $3,144,931  $(12,105,388)  $(7,331,217)
                       =========== ========== =========== ======== =========== ============= =============



   The accompanying notes are an integral part of these financial statements.



                                                          DATAWORLD SOLUTIONS, INC.
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years Ended
                                                                        June 30,
                                                                  2003             2002              2001
                                                          ----------------- ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $(492,495)      $(1,208,839)      $(8,164,446)
Adjustments to reconcile net loss to net
  cash provided (used) by operating activities
Depreciation and amortization                                            -             2,000           151,342
Amortized bond discount                                              1,440             1,440             1,440
Provision for doubtful accounts                                          -          (110,182)           74,182
Amortization of website development costs                                -                 -            66,000
Stock issued for services                                           62,941           197,124           100,940
Impairment of goodwill                                                                               3,391,020
Impairment of fixed assets                                                                             252,054
Change in operating assets and liabilities:
       Decrease/(increase) in accounts receivable                  (28,803)          751,526         2,198,540
       Decrease in inventories                                           -           147,377         1,533,200
       Decrease in prepaid expenses and other assets                     -                 -            30,221
       Increase in accounts payable and other
        accrued expenses                                           324,100           504,174           539,491
                                                          ----------------- ----------------- -----------------
       Net cash provided (used) by operating activities           (132,817)          284,620           173,984
                                                          ----------------- ----------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment (capital expenditures)               7,500           139,932           (40,237)
Decrease in security deposits                                            -                 -            88,350
                                                          ----------------- ----------------- -----------------
Net cash provided by investing activities                            7,500           139,932            48,113
                                                          ----------------- ----------------- -----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under factoring/
 and loan agreements                                             1,067,305         1,406,568           869,317
Repayments of amounts due factor                                  (934,972)       (1,770,268)       (1,238,691)
Issuance of common stock                                                 -                 -            85,000
Payment of bankruptcy distributions                                      -                 -           (44,856)
Cash overdraft                                                           -           (55,980)           55,980
                                                          ----------------- ----------------- -----------------
Net cash provided (used) by financing activities:                  132,333          (419,680)         (273,250)
                                                          ----------------- ----------------- -----------------

NET INCREASE/(DECREASE) IN CASH                                      7,016             4,872           (51,153)
Cash beginning of year                                               4,872                 -            51,153
                                                          ----------------- ----------------- -----------------
Cash at end of year                                                $11,888            $4,872                $0
                                                          ================= ================= =================

Supplemental disclosure of cash flow information:
       Cash paid for:
              Interest                                                   0                 0          $124,183
                                                          ================= ================= =================
              Taxes                                                      0                 0                 0
                                                          ================= ================= =================



The accompanying notes are an integral part of these Financial Statements.

DATAWORLD SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTARY STATEMENT OF NON-CASH INVESTING AND FINANCING ACTIVITIES YEARS ENDED JUNE 30, 2003, 2002 AND 2001



                                                                             YEAR-ENDED
                                                                              JUNE 30,
                                                                          2003            2002      2001
                                                                   -----------------------------------------
ISSUANCES OF COMMON STOCK
--------------------------------------

ISSUANCE OF COMMON STOCK PREVIOUSLY SUBSCRIBED                     $             $               $ $182,000
                                                                                                  ==========
REDUCTION OF SUBSCRIPTIONS RECEIVED                                                                (182,000)
                                                                                                  ==========


CONVERSION OF NOTES PAYABLE FOR COMMON STOCK                              (50,000)
CONVERSION OF ACCRUED INTEREST AND DIVIDENDS
  ATTIBUTABLE TO PREFERRED STOCK FOR COMMON STOCK                        (266,506)
CONVERSION OF PREFERRED STOCK TO COMMON STOCK                            (650,000)
CONVERSION OF AMOUNTS DUE TO AFFILIATES                                (1,317,376)
CONVERSION OF JUDGMENTS PAYABLE UPON CONVERSION
            OF DEBT AND PREFERRED STOCK TO COMMON STOCK                   (49,502)
                                                                   ---------------
                                      TOTALS                           (2,333,384)
                                                                   ===============

ISSUANCE OF NOTES PAYABLE IN CONNECTION WITH
            CONVERSION OF PREFERRED TO COMMON STOCK                       168,000
ISSUANCE OF NOTES PAYABLE IN CONNECTION WITH
            CONVERSION OF PREFERRED TO COMMON STOCK                       252,000
INCREASE IN PAID-IN CAPITAL RESULTING FROM CONVERSION
            OF DEBT AND PREFERRED STOCK TO COMMON STOCK                 1,912,884
INCREASE IN COMMON STOCK                                                      500
                                                                   ---------------
                                      TOTALS                            2,333,384
                                                                   ===============




                                       7a

                            DATAWORLD SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2003, 2002 AND 2001

NOTE 1 -  ORGANIZATION AND NATURE OF BUSINESS

A)        ORGANIZATION

          DataWorld Solutions, Inc. (the "Company") was incorporated in Delaware in January 1998. The Company became publicly traded as a result of a reverse acquisition of Vertex Computer Cable & Products, Inc. ("Vertex") in December 1998. (See Note 7-A). Previously in January 1998, Vertex secured certain financing that made effective Vertex's second amended plan of organization under Chapter 11 of the U.S. Bankruptcy Act. (See Note 3-A).

B)        NATURE OF BUSINESS

          The Company distributes electronic wire, cable and related products used primarily for data communication and distribution. The principle market for the Company's products is the United States with a concentration in the New York metropolitan area.

          Prior to fiscal 2002, the Company assembled its products in-house. Subsequent to June 2001, the Company outsourced all assembly operations to a single contract manufacturer. In 2003, the Company switched to another contract manufacturer. As the Company's operations comprised a single business segment in fiscal 2003 and 2002, presentation of segment information for fiscal 2001 is not contained herein as it is not deemed to be useful.

          Subsequent to June 30, 2003, the Company established a new division, DWS Defense Systems to address the demand for security and safety products. (See Note 2-F).


NOTE 2 -  GOING CONCERN

A)        GENERAL

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2003 the Company's liabilities exceeded its assets by $7,331,217. It has a working capital deficit of $6,366,781 and has incurred cumulative net losses of $9,865,780 for the three years then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan, in regard to these matters is described below. (See Note 2-F). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            DATAWORLD SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 2003, 2002 AND 2001


B)        FINANCING

          All of the company's assets have been pledged as collateral under the term of its financing agreement with Rosenthal & Rosenthal, Inc (hereinafter "R&R"). (See Note 6-B). During each of the fiscal years 2003, 2002, and 2001, the Company was in default of this agreement. R&R stopped advancing on collateral in October 2003. As a consequence of the default, R&R has the right to seize the Company's assets. The Company has negotiated a settlement of this obligation which is currently being reduced to writing and which if completed, will settle all claims and eliminate R&R's ability to seize the Company's assets. Should negotiations not be successful, the Company could be forced to cease operations.


C)        SALES AND PAYROLL TAX OBLIGATIONS

          As of August 2001, the Company failed to remit sales taxes that it collected from customers in four states. As of June 30, 2003, approximately $305,000 was due these states (inclusive of estimated penalties and interest). The Company is presently negotiating a settlement of it's approximately $244,000 liability with the State of New York. Should negotiations not be successful, the Company could be forced by the State of New York to cease operations. (See Note 13-I).

          As of March 2002, the Company failed to remit federal payroll taxes that it had collected. As of June 30, 2003, approximately $50,000 was due, inclusive of estimated penalties and interest. (see Note 13-I).

D)        SINGLE MANUFACTURER

          Effective May 2003, a single manufacturer is manufacturing substantially all of the Company's cable assembly products. The Company is dependent on the continued supply arrangement with this manufacturer. There are several other manufacturers; however a change in manufacturer may result in less favorable terms being offered by other manufacturers. (See Note 1-B).

E)        DEFAULT ON DEBT OBLIGATIONS

          The Company is currently in default on payments owed on its bankruptcy distributions payable. (See Note 6-D). This could result in the Company's creditors requesting that the Company's Chapter 11 bankruptcy proceedings be re-opened.

          Additionally, the Company has not made payments on its Secured Subordinated Debentures since January, 2001, and may be declared in default. (See Note 6-C). This obligation is secured by all of the Company's assets, but is subordinate to all current and future loan facilities.

                            DATAWORLD SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 2003, 2002 AND 2001

F)        MANAGEMENT'S PLAN

          The Company is currently implementing a business plan that it believes will increase revenue and generate profits. The plan involves a series of initiatives. The Company is seeking to restructure its liabilities by negotiating with secured and unsecured creditors and vendors to settle or restructure the outstanding debt, or exchange debt for equity. The Company is also actively engaged in raising capital through private investors. If successful, this will provide additional working capital and allow the Company to pursue more profitable projects and lines of business. The Company is working to complete all outstanding SEC filings and remain current on a going-forward basis. This will allow it to apply for re-listing on the OTC Bulletin Board, thereby increasing shareholder liquidity and gaining easier access to capital through equity transactions. Additionally, the Company formed an advisory board to assist management in the development and execution of its business plan. The board consists of several recognized business and industry leaders. These individuals will provide guidance and experience, access to prospective customers, and build industry awareness for the Company's products and services. Subsequent to June 30, 2003 the Company formed a new subsidiary, DWS Defense Systems, to address the demand for security and safety products in the domestic and international business community. (See
          Note 1-B). The Company believes that this new venture will complement and enhance its current product offerings and greatly expand its customer base. The Company has already signed a contract that represents the initial expansion into this new line of business. The Company may also pursue strategic acquisitions that provide it with growth and vertical integration within this new area.


NOTE 3 -  SIGNIFICANT ACCOUNTING POLICIES

A)        BASIS OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company's wholly-owned subsidiary, DWS Manufacturing, Inc. All inter-company accounts and transactions have been eliminated.

B)        CASH and CASH EQUIVALENTS

          Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity, when purchased, of three months or less. The Company places any temporary cash investments with major financial institutions. Such investments may be in excess of the FDIC insurance limit of $100,000.

                            DATAWORLD SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 2003, 2002 AND 2001

C)        CONCENTRATION OF CREDIT RISK

          The Company sells its services and products to original equipment manufacturers and end users in various industries such as manufacturing and finance, concentrated in the Northern and Eastern United States. The customer base is comprised of several Fortune 500 companies and other large financial institutions which the Company believes represent little or no credit risk.

D)        INVENTORIES

          Inventories at June 30, 2001, consisting principally of goods, which are purchased as components to be used in the assembly of manufactured goods, are stated at the lower of cost (first-in, first-out method) or market.

E)        PROPERTY AND EQUIPMENT

          Property and equipment at June 30, 2002 and 2001, are stated at cost less accumulated depreciation and amortization computed on a straight-line basis over the estimated useful lives of the respective assets, which range from five to ten years. Leasehold improvements are amortized over the useful life of the improvement, or the lease term, whichever is less. Expenditures for maintenance, repairs and betterments, which do not materially extend the useful lives of the assets, are charged to operations as incurred. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

F)        GOODWILL

          Goodwill is recorded at cost, less accumulated amortization. The excess of purchase price over the fair value of identifiable tangible assets acquired was being amortized on a straight-line basis over 20 years. The Company periodically evaluates the recoverability of the carrying value of its intangible assets and the related amortization periods. The Company assessed the recoverability of unamortized goodwill based on the undiscounted projected cash flows.

          As a result of the restructuring of operations, the Company determined that the goodwill recognized in the reverse acquisition of Vertex had no continuing value. Accordingly, the unamortized balance of $3,391,020 was charged to operations in fiscal 2001.

                            DATAWORLD SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 2003, 2002 AND 2001


G)        SUBSCRIPTIONS RECEIVED ON COMMON STOCK

          The Company has accepted cash subscriptions for common stock and during the period covered in the accompanying financial statements, there was a delay in the delivery of certificates for shares of common stock. This delay no longer exists. When there was a delay, the Company's policy was to record such issuances at the time the shares were authorized to be issued, even though delivery of the certificates had not yet taken place.

H)        REVENUE RECOGNITION

          The Company recognizes revenue on the date the product is shipped and title passes to the customer. The Company recognizes commissions earned on distribution of certain products when those products are shipped.

I)        STOCK-BASED COMPENSATION

          The Company accounts for stock-based compensation pursuant to Statement of Financial Accounting Standards No. 123. This pronouncement allows companies to either expense the estimated fair value of all stock options or, with respect to options granted to employees and directors, to continue to follow the intrinsic value method previously set forth in Accounting Principles Board Opinion No. 25, but disclose the pro forma effects on net income (loss) had the fair value of those options been expensed. The Company has elected to continue to apply the previous standard in accounting for stock options granted to employees and directors.

J)        ADVERTISING COSTS

          Advertising costs are charged to operations when the advertising first takes place. During the three years ended June 2003, 2002, and 2001, the Company incurred minimal advertising expense.

K)        INCOME TAXES

          Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce the deferred tax assets to estimated realizable amounts.

L)        NET LOSS PER COMMON SHARE

          Basic and diluted income and loss per share is calculated by dividing the net loss, after consideration of the deemed and accrued dividends on preferred stock, by the weighted average number of shares of common stock outstanding during each period. In years where the Company incurs a loss, anti-dilutive options and warrants are excluded.

                            DATAWORLD SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 2003, 2002 AND 2001


M)        USE OF ESTIMATES

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

N)        FAIR VALUE OF FINANCIAL INSTRUMENTS

          The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." Management of the Company believes that the fair value of financial instruments, consisting of cash, accounts receivable, accounts payable, notes payable, long-term debt and subordinated debentures approximate carrying value for assets and is undeterminable for liabilities.

O)        PREFERRED STOCK

          Preferred stock issuances are presented as net proceeds received on issuance. Par and stated values are disclosed parenthetically on the face of the accompanying consolidated balance sheet.

P)        ACCRUED DIVIDENDS ON PREFERRED STOCK

          Accrued dividends on preferred stock are presented as non-current liabilities when it is unlikely that they will be paid in cash or other current assets.

Q)        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No.
          132. This standard revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The new disclosures are generally effective for 2003 calendar year-end financial statements of public companies. Adoption of this statement will not have a material impact on the Company's financial statement disclosures.

                            DATAWORLD SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 2003, 2002 AND 2001

          On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which amends SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of this standard is not expected to have an impact on the Company's financial position, results of operations or cash flows.

          Effective July 1, 2003, the Company will adopt SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which rescinds Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. Adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

          As of July 1, 2003, the Company will adopt the disclosure requirement of SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based-method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect to change to the fair value-based method of accounting for stock-based employee compensation. The Company continues to account for employee stock options under APB No. 25, Accounting for Stock Issued to Employees, under which the Company did not recognize any compensation expense for 2003, 2002 or 2001.

                            DATAWORLD SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 2003, 2002 AND 2001

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity to be presented as liabilities. Such instruments include mandatorily redeemable financial instruments and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company as of July 1, 2003. The Company is analyzing the pronouncement to determine what effect it may have on its reported financial position.

          In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 was issued in order to address some of the implementation issues about interpreting and applying the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003, and is effective for hedging relationships designated after June 30, 2003. Adoption of this standard is not expected to have any impact on the Company's financial position, results of operations or cash flows.

          Effective July 1, 2003, the Company will adopt Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting For Revenue Arrangements with Multiple Deliverables, which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the customer's right of return for the delivered item. Adoption of this standard is not expected to have an impact on the Company's financial position, results of operations or cash flows.

          In January 2003 and December 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities
          (VIEs), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 and FIN 46-R are applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of both of these standards is not expected to have an impact on the Company's financial position, results of operations or cash flows.

                            DATAWORLD SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 2003, 2002 AND 2001


NOTE 4 -  INVENTORIES

          At June 30, 2001, inventories consist primarily of goods purchased as components, which are used in the assembly of manufactured goods. The Company regularly reviews its inventory for obsolete and slow-moving items, which includes reviews of inventory levels of certain product lines and an evaluation of the inventory based on changes in technology and markets.

          Raw Materials                   $138,934
          Work in process                    8,443
                                             -----

          Total Inventories               $147,377
                                          ========

          During the year ended June 30, 2002, the Company sold virtually all its remaining inventories to its then sole supplier under its supply chain agreement. As a result there was no inventory at either June 30, 2003 or 2002.

NOTE 5 -  PROPERTY AND EQUIPMENT, NET



          Property and equipment, consist of the following:

                                                                June 30,
                                            2003                 2002                    2001
                                        ------------         ------------            -------------

    Machinery and equipment             $          -         $          -            $     139,932

    Computer equipment                             -                5,000                    5,000

    Furniture and fixtures                         -                5,000                    5,000
                                        ------------         ------------            -------------
                                                   -               10,000                  149,932

    Less accumulated depreciation and
     amortization                                  -               (2,500)                   (500)
                                        ------------         ------------            -------------
                                        $          -         $      7,500            $    149,432
                                        ============         ============            =============


                            DATAWORLD SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 2003, 2002 AND 2001


          Depreciation and amortization of property, plant and equipment was $1,000, $2,000, and $104,390 for the years ended June 30, 2003, 2002 and 2001, respectively. In April 2001, all assets were written down to their estimated future value. (See Note 11-B).

          During the fiscal year ended June 2002, the Company sold all of its manufacturing machinery and equipment for net book value ($139,932) to its then sole supplier with whom it had a supply chain agreement.

          In December 2001, a judgment in the amount of $52,200 was entered by a vendor against the Company. Pursuant to this judgment, in November 2002, the Company was forced to sell at auction, all of its remaining furniture and equipment, in full settlement of this obligation. A consultant to the Company purchased these assets at auction for approximately $1,100 and is currently leasing these assets to the company on a month-to-month basis for $100 per month.


NOTE 6 -  DEBT OBLIGATIONS

A)        NOTES PAYABLE

         Notes Payable consists of the following:

                                      2003           2002             2001
                                      ----           ----             ----

         TW Cable, LLC             $ 249,900       $ 50,000          $ 50,000
         Edward Goodstein            166,600      1,317,376           133,333
         Augustine Capital            75,000         75,000            25,000
         Former employee              35,000         35,000            35,000
         J&B Associates               25,000         25,000                 -
                                  ----------      ---------         ---------
                                     551,500      1,502,376           243,333
         Less current
              maturities              15,500              -                 -
                                  ----------      ---------         ---------

                                   $ 536,000     $1,502,376         $ 243,333
                                 ===========     ==========         =========

          These obligations mature as follows:

              June 30,
                2004            $ 15,500
                2005             111,500
                2006              27,500
                2007              33,500
                2008              36,000
                Thereafter       327,500
                                ---------
                                $551,500
                                =========

          As described below, certain of these obligations have been satisfied through the issuance of common stock and accordingly, are classified as non-current obligations in the accompanying consolidated financial statements.

                            DATAWORLD SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 2003, 2002 AND 2001

          TW Cable, LLC/Edward Goodstein:
          In June 1998, the Company refinanced its revolving credit facility. TW Cable, LLC ("TW"), an entity owned by the former principal stockholder of Vertex, made available as collateral, assets with a value of $1,268,000 to support the Company's factor-financing agreement. (See
          Note 2-B). In October 2001, the Company's factor, R&R, seized this collateral. In December 2002, the Company reached an agreement with TW and Edward Goodstein ("Goodstein"), its principal, to restructure the Company's indebtedness and preferred stock with TW and Goodstein. Debt of $1,543,749 (including accrued interest and dividends), and 6,500 shares of preferred stock, were exchanged for 500,000 shares of common stock and two notes payable for $252,000 and $168,000 respectively. The notes bear interest at 5% per annum, mature in 2017, and are personally guaranteed up to $133,000 by the Company's Chief Executive Officer. The result of the debt/equity restructuring was a credit of $1,286,134 to capital. If at such time either TW or Goodstein should sell any of the aforementioned shares, the Company's debt obligation and the guarantee would be reduced by 67% of the proceeds of such a sale. At June 30, 2003, the balance remaining on the notes was $249,900 and $166,600 respectively.

          Augustine Capital:
          In fiscal 2001 and 2002, Augustine Capital Management ("Augustine"), a stockholder, made certain advances to the Company totaling $75,000. In August 2003, the Company entered into a convertible note agreement with Augustine which included this balance. (See Notes 13-A and 13-G).

          Former Employee:
          In February 2001, a former DataWorld employee lent the Company $35,000 in exchange for a $35,000, six-month note, payable at 10% interest per annum. The balance on this note was $35,000 at June 30, 2003, 2002 and 2001, and accrued interest of $8,478, $4,929, and $1,380 is included as accrued expenses in the accompanying consolidated financial statements. In December 2003, this note, inclusive of accrued interest, was exchanged for 14,000 shares of common stock. (See Note 13-G).

          J&B Associates
          In June 2002, the principal shareholders of Augustine advanced the Company $25,000 pursuant to a convertible note agreement with J&B Associates ("J&B"). Under the terms of the agreement, the Company borrowed $25,000, with interest paid quarterly in arrears at the rate of 8% per annum. The note matures in June, 2004. The agreement provides that the Company's indebtedness to J&B (inclusive of accrued interest) may, with the Company's consent, be converted into the Company's common stock at a conversion price equal to $0.10 per share. The Company is required to reserve shares of common stock sufficient to satisfy the conversion of any outstanding balance.

                            DATAWORLD SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 2003, 2002 AND 2001


B)        FINANCING AGREEMENT

          Until October 2003, the Company had a financing agreement ("the Agreement") with R&R that, as amended, provided for revolving loans and letters of credit subject to maximum borrowings of $5,000,000. (See Note 2-B). Total borrowings were limited to 85% of eligible accounts receivable (constituting those amounts outstanding 90 days or less), 50% of eligible accounts receivable outstanding between 91 and 120 days, 40% of regular inventories, 10% of slow moving inventories and the amount of collateral deposited by TW. The Company was required to pay interest at prime plus 2 1/2%, with a minimum interest rate of 8%, and a commitment fee of 1% per annum. At June 30, 2003, 2002 and 2001, $1,838,655, $1,702,822 and $3,350,565, respectively, was outstanding and there were no outstanding letters of credit issued for inventory purchases. Borrowings under the Agreement are collateralized by all of the assets of the Company. In connection with the Agreement, TW agreed to deposit approximately $1,268,000 as additional collateral for borrowings under the Agreement. Under the terms of the Agreement, R&R had the right to draw down on such collateral beginning January 2000 and began to do so on June 15, 2000. In October 2001, pursuant to the agreement, R&R seized the collateral pledged by TW and applied the collateral to the outstanding loan balance. (See Note 6-A).

C)        SECURED SUBORDINATED DEBENTURES

          The subordinated debentures of approximately $90,473, $89,043 and $87,593 at June 30, 2003, 2002 and 2001, respectively, net of unamortized discount, held by several unaffiliated private investors, remain secured by all of the Company's assets and are subordinated to all current and future institutional loan facilities. These debentures accrue interest at 8% are payable semi-annually and have a maturity date of January 2004. The amount of amortized bond discount was $1,440 for each of the years ended June 2003, 2002, and 2001. The Company discontinued interest payments in January, 2001. Accrued and unpaid interest was $18,000, $10,500, and $3,090 at June 2003, 2002, and
          2001, respectively. As the Company has discontinued such payments, the entire amount has been reclassified as a current liability. (See Note 2-E).

D)        BANKRUPTCY DISTRIBUTIONS PAYABLE

          On March 24, 2000, the Company agreed with the Official Committee of Unsecured Creditors ("the Committee") as to the modification of the treatment of the Class 7 Unsecured Creditors ("the Class 7 Creditors") under the Company's confirmed Chapter 11 Plan of Reorganization, as previously modified ("the Plan"). Pursuant to such agreement, in satisfaction of the claims of the Class 7 Creditors, the Company paid the Class 7 Creditors, $400,000 from an escrow account and $100,000 from the Company on or about April 24, 2000. The balance of the amount due to the Class 7 Creditors was $291,000. This amount was payable in 30 monthly installments of approximately $11,000 including interest at 8%, beginning on June 15, 2000. In addition, the Company had the option, until March 31, 2001, to pay the then balance due plus an additional $25,000 to the Class 7 creditors. In the event the Company did not exercise this option, the Company was obligated to pay the Class 7 Creditors a percentage of the Company's cumulative cash flow, as defined, through September 2002 as originally specified in the Plan. As the Company did not prepay the obligation, the option expired. The Company discontinued making payments on this obligation in March 2001. The balance owed to the Class 7 Creditors as of June 30, 2003, 2002, and 2001 was $270,332, $258,019, and $246,144
          respectively, including accrued interest.

                            DATAWORLD SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 2003, 2002 AND 2001


NOTE 7 -  PREFERRED STOCK

A)        $6 SENIOR CUMULATIVE CONVERTIBLE PREFERRED STOCK

          In connection with the reverse acquisition of Vertex, the Company issued to TW 6,000 shares of $6 Senior Cumulative Convertible Preferred Stock ("$6 Preferred Stock") having a stated value of $100 per share. In March 1999, TW purchased an additional 500 shares of Preferred Stock. Beginning December 1, 1999, the dividends accrued at the rate of $6 per share, and as declared by the Board of Directors, were payable quarterly beginning March 1, 2000. The holders of the $6 Preferred Stock had the right to convert the $6 Preferred Stock into the Company's common stock anytime after December 31, 1999 provided that the market price of the Company's common stock is greater than $1.50. In the event the holders of the $6 Preferred Stock elected to convert, the amount of shares received in conversion would be determined by dividing the stated value, including accrued but unpaid dividends, by 75% of the market price of the Company's common stock, as defined. Further, the $6 Preferred Stock was redeemable at the option of the holder anytime after December 1, 2003 at the stated value plus any accrued but unpaid dividends. In the event the holders sought redemption, the Company could either redeem such shares for cash or issue shares of common stock with a market value equaling the redemption amount. As of June 30, 2002 and 2001, accrued dividends were $77,991 and $38,991 respectively.

          Pursuant to an agreement entered into by the Company and the holder of the preferred stock dated December 4, 2002, the Company redeemed all $650,000 of the $6 Senior Cumulative Convertible Preferred Stock, extinguished $126,870 of accrued dividends and interest and $1,416,879 of principal indebtedness due the shareholders in exchange for 500,000 shares of Common Stock valued at $.01 per share and the issuance of notes payable to the shareholder totaling $420,000. (See Notes 6-A and 8-B). As a result of this transaction the Company recorded additional capital of $1,286,134.

                            DATAWORLD SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 2003, 2002 AND 2001


B)        8% SERIES B CONVERTIBLE PREFERRED STOCK

          On May 31, 2000, the Company issued 1,600 shares of a newly authorized 3,000 shares of 8% Series B Convertible Preferred Stock ("8% Preferred Stock"), $.01 par value, with a stated value of $1,000 per share, redemption value at 125% of the stated value, to accredited investors pursuant to Regulation D under the Securities Act of 1933 for net cash proceeds of approximately $1,435,000. (See Note 10-C). The 8% Preferred Stock has no voting rights and is presently convertible into common stock of the Company at an effective conversion price of the lower of (i) 50% of the market price or (ii) $1.13, which represents 110% of the lowest closing bid of the Company's common stock for the five trading days immediately preceding the closing date, May 31, 2000, as defined in the Certificate of Designation of the 8% Preferred Stock. As the Company's Registration Statement on Form SB-2 has not been declared effective, the conversion percentage has decreased from 75% of market to 50% of market as defined.

          Additionally, the Stock agreement called for a mandatory conversion of all outstanding shares (plus accrued dividends) of the 8% Preferred Stock on May 31, 2003, subject to the investors total holdings not exceeding 5% of the then outstanding shares of the Company's common stock. On September 2003, this provision was amended to 9.9% of the outstanding shares of common stock, and the mandatory conversion date was amended to May 31, 2006.

          In June, 2002, as per the terms of the preferred stock agreement, the holders of the 8% Preferred Stock converted 5 shares of preferred stock with a stated value of $5,000 into 1,453,408 shares of Common Stock. (See Note 8-B). Holders of the 8% Preferred Stock are entitled to receive dividends at the stated dividend rate of 8% on the stated value of $1,000 on each 8% Preferred Stock share. Dividends are cumulative from the date of issue, whether or not declared, for any reason. As of June 30, 2003, 2002, and 2001, accrued dividends were $393,436, $366,577, and $200,408, respectively.


NOTE 8 -  COMMON STOCK

A)        SUBSCRIPTIONS RECEIVED

          At July 1, 2000 the Company had subscriptions received of $217,000 representing 652,905 shares of Common Stock. During fiscal 2001 the Company received an additional $85,000 in subscription proceeds representing 340,000 shares of the Company's common stock. (See Note 3-G).

          Further, in connection with one of these subscriptions, the Company agreed to issue warrants to the subscriber to purchase 12,500 shares of the Company's common stock at $1.25 per share, expiring on May 17, 2003. The warrants were never exercised and thus expired.

                            DATAWORLD SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 2003, 2002 AND 2001


B)        COMMON STOCK ISSUANCES

          Effective July 1, 2000, 687,905 shares of common stock were deemed issued in consideration of previously received stock subscriptions. (See Notes 3-G and 8-A). Additionally, in February 2001, 340,000 shares of common stock were deemed issued in consideration of $85,000 received.

          In September 2001, the Company issued 600,000 shares of common stock to a marketing and consulting company pursuant to a long-term consulting agreement. (See Note 10-C).

          In November 2001, the Company issued 750,000 shares of common stock to an individual pursuant to a long-term consulting agreement. (See Note 10-C).

          In November 2001, the Company issued 900,000 shares of common stock to two employees for reimbursement of various expenses. The shares were valued at $27,900, or $0.03 per share, which represents the weighted-average closing price for the two days preceding the transaction.

          In June 2002, the Company issued 1,453,408 shares of common stock pursuant to the conversion of five shares of 8% Preferred Stock by Augustine. (See Note 7-B).

          In December 2002, the Company issued 500,000 shares of common stock to TW and Goodstein. (See Note 7-A).


NOTE 9 -  OTHER EQUITY TRANSACTIONS

A)        STOCK OPTIONS

          There are no stock options outstanding as of June 30, 2003.

B)        WARRANTS

          The holders of the Company's 8% Series B Convertible Preferred Stock were granted five-year warrants to purchase 160,000 shares of common stock at a purchase price of $1.2376 per share, which represents 120% of the lowest of the closing bid prices for the Company's common stock for the five trading days prior to May 31, 2000.

                            DATAWORLD SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 2003, 2002 AND 2001


          The Company granted to a consultant three-year warrants to purchase 500,000 shares of common stock at a purchase price of $1.2376 per share, which represents 120% of the lowest of the closing bid prices for the Company's common stock for the five trading days prior to May 31, 2000, in conjunction with issuance of the Company's 8% Series B Convertible Preferred Stock. The warrants were never exercised and thus expired.

          Additionally, in May 2000, the Company agreed to issue three-year warrants to purchase 12,500 shares of the Company's common stock at $1.25 per share, to a common stock subscriber. The warrants were never exercised and thus expired.

C)        OTHER CHARGES

          In February 2001, an employee of the Company was deemed to be issued common stock pursuant to a subscription agreement, at a $14,000 discount to the market price of the stock in effect at the time. Accordingly, the Company recorded a compensation expense and additional paid-in-capital of $14,000.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

A)       LEASES

          As of June 30, 2003, the Company had no operating lease obligations. Since fiscal 2001, the Company had been renting office space on a month-to-month basis. In February 2004, the Company entered into an agreement to lease approximately 2,800 square feet of office space in Hauppauge, NY, to serve as the Company's headquarters. The lease is for a period of four years with an annual rent of $30,800 and a 3% annual increase in each of the three subsequent years. This charge is inclusive of real-estate taxes and common area charges, but does not include utilities. Outlined below is the Company's minimum annual rental commitment under the terms of this lease:

                            DATAWORLD SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 2003, 2002 AND 2001



                             Years ending June 30         Total:
                                                          ------

                                2004                    $ 10,267
                                2005                      31,108
                                2006                      32,041
                                2007                      33,003
                                2008                      22,437
                                                       ----------
                                                       $ 128,856
                                                       ==========

          Rent expense, including related real estate taxes and other operating charges, was approximately $32,185, $41,230 and $324,895 for the years ended June 30, 2003, 2002 and 2001, respectively.

B)        LITIGATION MATTERS

          The Company is a party to legal matters arising in the general course of business. During fiscal 2001 and subsequently, the Company decided not to dispute litigation with suppliers and other creditors for collection of amounts owed to them. As a result, as of June 30, 2003, the Company had outstanding judgments amounting to $1,001,115. This balance is included in accounts payable in the accompanying consolidated financial statements.

          In September 2000, the Company began to negotiate a potential merger with American Access Technologies ("AAT") which resulted in a Merger Agreement being signed in April 2001. In June 2001, the Company was notified by AAT that they were unilaterally terminating the agreement claiming that the Company had suffered material and adverse changes and that such change entitled AAT to terminate the agreement. AAT then filed suit against the Company seeking reimbursement of various incurred costs and $500,000 in damages. The Company has filed a countersuit against AAT alleging wrongful termination. The matter is currently set for trial in June 2004. The ultimate outcome of this matter is not expected to have a material adverse effect on the Company's results of operations or financial position.

          In March 2004, the Company received a complaint from a purported shareholder alleging wrongdoings by the CEOs of the Company with regard to his management of the Company's affairs. The Company believes that the allegations are without merit and denies any wrongdoing on the part of the officer.

                            DATAWORLD SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 2003, 2002 AND 2001


C)        CONSULTING AGREEMENTS

          In June 2001, the Company entered into an agreement with a business consultant to consult on general business matters including but not limited to accounting, human resources and operational issues. The agreement has a one-year term with an automatic one-year renewal unless either party gives written notice to the other prior to the expiration of the term, and states that the consultant shall be paid at the rate of $65.00 per hour plus reimbursement of expenses. In November 2001, the Company issued 750,000 shares of common stock to the consultant. (See Note 8-B). The shares were valued at $23,250, or $0.03 per share, which represents the weighted-average closing price for the two days preceding the agreement. This agreement was terminated subsequently.

          In September 2001, the Company entered into an agreement with a consulting firm whereby the firm would provide sales and marketing services as defined by the agreement. Pursuant to this agreement, the Company granted and issued 600,000 shares of common stock to the consulting firm. (See Note 8-B). The shares were valued at $37,020, or $0.06 per share, which represents the weighted-average closing price for the two days preceding the agreement.

D)        EMPLOYEE PENSION PLAN

          Prior to September 2001, the Company participated in a multi-employer, union-sponsored pension plan covering its union employees pursuant to a negotiated labor contract. In addition, during fiscal 2001, the Company participated in a defined contribution plan.

E)        MAJOR CUSTOMERS

          During the fiscal year ended June 30, 2003, four customers accounted for 19%, 14%, 14% and 13% of net sales, respectively.

F)        INSURANCE

          Due to liquidity restrictions, the Company ceased carrying insurance in September 2001 and relied on the pass-through warranties provided by its manufacturers. The Company cannot assess the significance of not maintaining product liability insurance, but to date no claims have been made and the Company is unaware of any potential product liability claims against it. In February 2004, the Company purchased general liability and property insurance.

                            DATAWORLD SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 2003, 2002 AND 2001


NOTE 11 - IMPAIRMENT OF ASSETS

A)        GOODWILL

          In September 2001, as a result of the restructuring of operations, the Company determined that the goodwill recognized in the reverse acquisition of Vertex had no continuing value. Accordingly, the unamortized balance of $3,391,020 of goodwill was charged to operations in fiscal 2001. (See Note 1-B).


B)        FIXED ASSETS

          Effective April 2001, it became apparent to the Company that due to its decision to restructure and discontinue assembly operations, the Company's building improvements, machinery and equipment, computer equipment and furniture and fixtures would be disposed of and accordingly, their carrying value was impaired as of June 30, 2001. (See Note 5). The Company determined the fair value of these assets to be what was subsequently realized on their sale to its then sole supplier in fiscal 2002. (See Note 5). Accordingly, a loss of $252,054 was charged to operations in fiscal 2002 as impairment of assets.

C)        WEB SITE DEVELOPMENT COSTS

          In January 2000, the Company issued 1,800,000 shares of its common stock, in exchange for services valued at $360,000 to be provided in connection with the development of the Company's web site. In fiscal 2000 the Company recognized $54,000 of expense relating to the initial design of the web site. In 2001, as a result of substantial non-performance by the service provider, the Company abandoned the project and, accordingly, reversed the $306,000 un-amortized balance against paid-in capital as it had been able to recover and cancel 1,200,000 shares of common stock issued under this arrangement. The difference of $66,000 was written off in fiscal 2001.


NOTE 12 - INCOME TAXES

          As a result of the Company's fiscal 2003, 2002 and 2001 losses and inability to realize tax benefits, the Company recorded no tax benefit for the years ended June 30, 2003, 2002 and 2001.

          The Company anticipates that for the foreseeable future it will continue to be required to provide a 100% valuation allowance for the tax benefit of its net operating loss carry-forwards and temporary differences. At June 30, 2003, such allowance was approximately $6,300,000.

                            DATAWORLD SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 2003, 2002 AND 2001


          As a result of the above, the Company has an effective tax rate of zero. As of June 30, 2003, the Company's net operating loss carry-forwards aggregate approximately $18,526,817, which expire during fiscal 2006 through 2023.


NOTE 13 - SUBSEQUENT EVENTS - (UNAUDITED)

A)        8% CONVERTIBLE NOTE PAYABLE

          In August 2003, the Company entered into an 8% convertible note agreement with Augustine, an existing stockholder (the "Augustine Agreement"). Under the terms of the agreement, the Company may borrow up to $500,000, with interest paid quarterly in arrears at the rate of 8% per annum. Individual advances are evidenced by separate sub-notes. All outstanding notes are due May 28, 2005. The agreement provides that the Company's indebtedness to Augustine (inclusive of accrued interest) may, with the Company's consent, be converted into the Company's common stock at a price equal to 75% of the lowest bid price for the five trading days immediately preceding the conversion. The Company is required to reserve shares of common stock sufficient to satisfy the conversion of any outstanding advances.

          As of June 30, 2003, the Company had received advances from Augustine totaling $75,000 and as of August 2003, subsequent advances totaling $99,000, for a total indebtedness of $174,000. These advances, plus accrued interest of $11,550, were converted into a sub-note in accordance with the terms of the Augustine Agreement, and subsequently converted to common stock. (See Note 13-G).

B)        STOCKHOLDER LOAN

          In January 2004, the Company entered into an agreement with a stockholder whereby the stockholder agreed to advance up to $200,000 to the Company on a short-term basis for purposes of settling outstanding judgments and financing ongoing projects. As of January 15th 2004, the outstanding balance was $62,500. As this debt is non-interest bearing, the Company will impute interest.

C)        PREFERRED STOCK CONVERSIONS

          In August 2003, as per the terms of the 8% Convertible Preferred Stock agreement, Augustine, converted three shares of preferred stock with a stated value of $3,000 plus accrued dividends of $775 into 1,078,571 shares of Common Stock based on a conversion price of $0.0035 per share.

          Additionally, in September 2003, Augustine, converted 33 shares of preferred stock with a stated value of $33,000 plus accrued dividends of $8,730, into 1,594,780 shares of Common Stock based on a conversion price of $0.026 per share.

                            DATAWORLD SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 2003, 2002 AND 2001


D)        CONSULTING AND COMMISSION AGREEMENT

          In October 2003, the Company entered into an agreement with a consultant/advisor in consideration of his acceptance to be on the Advisory Board of the Company's subsidiary, DWS Defense Systems, Inc. The agreement calls for the consultant to devote such time and attention to his duties, as he deems appropriate in order to expand the Company's of business. The agreement has four components: a commission component, a loan component, a grant component and a stock option component.

          The commission component calls for the consultant/advisor to receive 2% of gross receipts from all contracts or other sales of the Company or affiliates that result from his efforts.

          The grant component calls for the consultant to receive 400,000 shares of the Company's Common Stock upon signing of the agreement.

          The stock option component calls for the consultant/advisor to be awarded 1,200,000 options that are exercisable immediately and expire October 29, 2013. The options have exercise prices as follows: $.50 per share for the first 200,000 shares, $1.00 per share for the next 200,000 shares, $2.00 per share for the next 200,000 shares, $3.00 per share for the next 200,000 shares, $4.00 per share for the next 200,000 shares and $5.00 per share for the last 200,000 shares.

          The loan component calls for the Company to loan the consultant $150,000 without interest which is required to be repaid with profits earned by the consultant out of the sale of shares acquired by him pursuant to the stock grant or stock options provided for in this agreement, by 2013.

          Pursuant to this agreement the Company is obligated to issue 400,000 shares of common stock.

          In addition, as a result of the aforementioned consulting agreement being executed, the Company paid to another individual a finder's fee of $50,000, and issued warrants to purchase 900,000 shares of common stock at prices ranging from $0.50 to $5.00 per share, such warrants to expire in five years.

E)        OTHER CONSULTING AGREEMENTS

          In November 2003, the Company entered into an agreement with a consultant in consideration of his acceptance to serve as Chairman of the Advisory Board of the Company's subsidiary, DWS Defense Systems, Inc. The agreement calls for the consultant to devote such time and attention to his duties, as he deems appropriate in order to expand the Company's business. In consideration, the Company awarded 300,000 options to purchase common stock that are exercisable immediately and expire in October 2013. The options have exercise prices as follows:
          $.75 per share for the first 50,000 shares, $1.00 per share for the next 100,000 shares, $1.50 per share for the next 50,000 shares, $2.00 per share for the next 50,000 shares, and $2.50 per share for the last 50,000 shares.

                            DATAWORLD SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 2003, 2002 AND 2001

          In November 2003, the Company entered into an agreement with a consultant in consideration of his acceptance to serve on the Advisory Board of the Company's subsidiary, DWS Defense Systems, Inc. The agreement calls for the consultant to devote such time and attention to his duties, as he deems appropriate in order to expand the Company's business. In consideration, the Company awarded 100,000 shares of common stock, and 300,000 options to purchase common stock that are exercisable immediately and expire in November 2008. The options have exercise prices as follows: $.75 per share for the first 50,000 shares, $1.00 per share for the next 100,000 shares, $2.00 per share for the next 50,000 shares, $3.00 per share for the next 50,000 shares, and $5.00 per share for the last 50,000 shares. Pursuant to this agreement the 100,000 shares were issued in November, 2003 and were valued at $20,000, or $.20 per share, the weighted average closing market price for the two days before and after the date of the agreement.

          In November 2003, the Company entered into an agreement with a consultant in consideration of his acceptance to serve on to the Advisory Board of the Company's subsidiary DWS, Defense Systems, Inc. The agreement calls for the consultant to devote such time and attention to his duties, as he deems appropriate in order to expand the Company's business. In consideration, the Company awarded 300,000 options to purchase common stock that are exercisable immediately and expire in November 2008. The options have exercise prices as follows:
          $.75 per share for the first 50,000 shares, $1.00 per share for the next 100,000 shares, $2.00 per share for the next 50,000 shares, $3.00 per share for the next 50,000 shares, and $5.00 per share for the last 50,000 shares.

          In January, 2004, the Company entered into a consulting agreement with a relative of the Company's President and Chief Executive Officer. The agreement calls for the consultant to provide business planning and consulting services. In consideration, the Company awarded him 200,000 shares of Common Stock valued at $80,000, or $0.40 per share, the weighted average closing market price for the two days before and after the date of the agreement.

                            DATAWORLD SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 2003, 2002 AND 2001


F)        STOCK ISSUANCES - OTHER

          In November 2003, an existing stockholder entered into an agreement with the Company to purchase an additional 100,000 shares of common stock for $50,000, or $0.50 per share.

          In November 2003, an existing stockholder entered into an agreement with the Company to purchase an additional 200,000 shares of common stock for $100,000, or $0.50 per share.

          In December 2003, the Company settled a $97,000 liability with the issuance of 60,000 shares of common stock.

          In January 2004, a stockholder/consultant purchased 400,000 shares of common stock for $100,000, or $0.25 per share.

G)        PREFERRED STOCK AND DEBT CONVERSIONS

          In November 2003, a former employee entered into an agreement to convert the outstanding balance of $44,790 of principal and interest on a note payable into 14,000 share of common stock, valued at $9,800 or $0.70 a share. (See Note 6-A).

          In December 2003, Augustine converted the outstanding balance of $185,550 of principal and interest on the Augustine Agreement, together with $457,236 of outstanding dividends on their 8% Preferred Stock, into 642,786 shares of common stock based on a conversion price of $1.00 per share.

H)        STOCK ISSUANCE UNDER SUBSCRIPTION AGREEMENT

          In February 2004, the Company issued 500,000 shares of common stock to four individuals, pursuant to four Subscription Agreements for total proceeds of $100,000 or $0.20 per share.

I)        SALES AND PAYROLL TAX OBLIGATIONS

          In March 2004, the Company settled its sales tax obligation with the State of Massachusetts which resulted in an installment plan whereby the Company will make three monthly payments of $1,000 in full settlement of this liability,

          In March 2004, the Company settled its federal payroll tax liability which resulted in an installment plan whereby the Company will make eighteen monthly payments of $3,000 in full settlement of this liability.

                            DATAWORLD SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 2003, 2002 AND 2001

NOTE 14 - FOURTH QUARTER ADJUSTMENTS- FISCAL 2001

          During the fourth quarter of the year ended June 30, 2001, the Company recorded the following:

                  Over -accrual of sales taxes                      ($41,748)
                  Impairment of fixed assets                        $252,054
                  Write-off of goodwill                           $3,391,020


NOTE 15 - UNAUDITED QUARTERLY RESULTS- FISCAL 2003, 2002 AND 2001

The following tables contain selected unaudited statement of operations information for each quarter of 2003, 2002 and 2001. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. Unaudited quarterly results were as follows:



                                                            Year ended June 30, 2003

                                             Fourth          Third          Second         First
                                             Quarter         Quarter        Quarter        Quarter

Net sales                                    $260,735        $286,834       $224,105       $178,982
Gross profit                                  160,010         204,273        106,402         74,083
Net loss                                      (83,089)        (77,336)       (99,483)      (232,587)

Basic and diluted loss
per share                                    $   (.00)       $   (.00)      $   (.00)      $   (.01)

Shares used in computation
of loss per share                           34,240,313      34,240,313    33,892,487      33,740,316





                                                            Year ended June 30, 2002

                                             Fourth          Third          Second         First
                                             Quarter         Quarter        Quarter        Quarter

Net sales                                    $174,015         332,658       $190,184       $499,785
Gross profit                                    8,224          97,766        139,221        199,904
Net loss                                    ($432,394)      ($249,596)     ($315,535)     ($211,314)

Basic and diluted loss
per share                                    $   (.01)       $   (.01)     $    (.01)      $   (.00)

Shares used in computation
of loss per share                          32,686,193      32,286,905     31,730,927     30,173,862



                            DATAWORLD SOLUTIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 2003, 2002 AND 2001



                                                            Year ended June 30, 2001

                                           Fourth             Third          Second         First
                                           Quarter            Quarter        Quarter        Quarter

Net sales                                     999,895         2,126,180      3,407,586     3,240,492

Gross profit                               (1,975,533)          243,932        453,161       514,312

Net loss (a)                               (6,520,202)         (594,409)      (537,841)     (511,994)

Basis loss per share                         $   (.21)         $   (.02)      $   (.02)     $   (.02)

Shares used in computation
of loss per share                          30,036,905        29,878,683     29,661,421    29,044,000



(a) After fourth quarter adjustments. (See Note 14).