Form 10QSB
period 2003-09-30
DATAWORLD SOLUTIONS INC
filed 2004-04-30
CIK 798438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission file number: 1-9263

                            DATAWORLD SOLUTIONS, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)


              Delaware                                    11-2816128
       ------------------------                        ----------------
   (State or other jurisdiction                        (I.R.S. Employer
    of incorporation or organization)                   Identification No.)


                                275K Marcus Blvd.
                               Hauppauge, NY 11788
                           --------------------------
          (Address of principal executive offices, including zip code)

         Registrant's Telephone No., including area code: (631) 951-4000
Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ____     No __X__


The number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Common stock, $.001 par value                   32,465,450
--------------------------------------------------------------------------------
          Class                  Number of shares outstanding at April 28, 2004


Transitional Small Business Disclosure Format:   Yes  ____   No __X__

                            DATAWORLD SOLUTIONS, INC.
                                      INDEX


PART I         FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets as of September 30, 2003
               and June 30, 2003............................................. 1

              Condensed Consolidated Statements of Operations for the
               three  months ended September 30, 2003 and 2002............... 2

               Condensed Consolidated Statements of Cash Flows for the
               three months ended September, 2003 and 2002................... 3

               Notes to Condensed Consolidated Financial Statements.......... 5

Item 2.        Management's Discussion and Analysis of Financial Condition
                       And Results of Operations............................. 12

Item 3.        Controls and Procedures....................................... 15

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings............................................. 15

Item 2.        Changes in Securities and Use of Proceeds..................... 15

Item 3.        Defaults Upon Senior Securities............................... 15

Item 4.         Submission of Matters to a Vote of Security Holders.......... 15

Item 5.        Other Information............................................. 16

Item 6.        Exhibits and Reports on Form 8-K.............................. 16

SIGNATURES   ................................................................ 16

Exhibit 31     Section 302 Certification

Exhibit 32     Section 906 Certification

ITEM 1          FINANCIAL STATEMENTS

                            DATAWORLD SOLUTIONS, INC.
                      Condensed Consolidated Balance Sheet
                               September 30, 2003

                                            September 30, 2003    June 30, 2003*
                                               (Unaudited)
                                            ------------------    --------------
                ASSETS

CURRENT ASSETS:
   Cash                                       $     4,859          $    11,888
   Accounts receivable, net of allowance
    for doubtful accounts of $20,000              113,753              173,309
                                              ------------         ------------
TOTAL CURRENT ASSETS                              118,612              185,197
                                              ------------         ------------
TOTAL ASSETS                                  $   118,612          $   185,197
                                              ============         ============


                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Payable to factor                          $ 1,785,999          $ 1,838,655
   Accounts payable                             3,172,966            3,200,009
   Accrued expenses and other                   1,207,862            1,137,009
   Current portion of notes payable                15,500               15,500
   Bankruptcy distributions payable               275,859              270,332
   Secured subordinated debentures, net            90,833               90,473
                                              ------------         ------------
TOTAL CURRENT LIABILITIES                       6,549,019            6,551,978

Notes payable - related parties                   579,000              536,000
Accrued dividends on preferred stock              416,035              393,436
Subscriptions received                             35,000               35,000
                                              ------------         ------------
        TOTAL LIABILITIES                       7,579,054            7,516,414
                                              ------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
8% Series B Convertible Preferred Stock,
 $.01 par value, stated value $1,000 per
 share; Redeemable at $1,250 per share;
 authorized, 3,000 shares; 1,559 and 1,595
 shares issued and outstanding at
 September 30, 2003 and June 30, 2003,
 respectively                                   1,559,000            1,595,000
Common stock, $.001 par value; 40,000,000
shares authorized, 36,913,664 and 34,240,313
issued and outstanding at September 30, 2003
and June 30, 2003 respectively                     36,914               34,240
Additional paid-in capital                      3,227,762            3,144,931
Accumulated deficit                           (12,284,118)         (12,105,388)
                                              ------------         ------------
TOTAL STOCKHOLDERS' DEFICIT                    (7,460,442)          (7,331,217)
                                              ------------         ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                         $   118,612          $   185,197
                                              ============         =============

* Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.


                            DATAWORLD SOLUTIONS, INC.
            Unaudited Condensed Consolidated Statements of Operations
                        Three Months ended September 30,

                                                 2003               2002
                                             -----------        -----------

Net sales                                    $  145,483         $  178,982

Cost of goods sold                               84,714            104,899
                                             -----------        -----------
     Gross profit                                60,769             74,083
                                             -----------        -----------

Selling, general and administrative expenses    127,644            187,201

Interest expense                                134,911            119,469
                                             -----------        -----------
                                                262,555            306,670
                                             -----------        -----------

                                               (201,786)          (232,587)

Commission income                                55,160                  --
                                             -----------        -----------
Net loss                                      $(146,626)        $ (232,587)

Accrued dividends on preferred stock             32,104             41,650
                                             -----------        -----------

Net loss attributable to common shareholders $ (178,730)        $ (274,237)
                                             ===========        ===========

Basic and diluted loss per share             $    (0.01)        $    (0.01)
                                             ===========        ===========

Weighted average common shares outstanding
 - basic and diluted                          34,754,646         33,740,316
                                             ===========        ===========

See accompanying notes to condensed consolidated financial statements.



                            DATAWORLD SOLUTIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                      2003            2002
Cash flows from operating activities:
 Net loss                                        $  (146,626)    $  (232,587)
 Adjustments to reconcile net loss to net cash
  provided (used) in operating activities:
   Depreciation                                            -             500
   Amortization of bond discount                         360             360
   Accrued interest on bankruptcy liabilities          5,527           1,180
   Interest component of beneficial conversion
    feature of convertible loans                      40,000               -

   Changes in current assets and liabilities:
    Accounts receivable                               59,556          17,361
    Other assets                                           -               -
    Accounts payable and accrued liabilities          43,810          96,185
                                                 ------------    ------------
        Net cash provided (used ) by
          operating activities                         2,627        (117,001)
                                                 ------------    ------------

Cash flows from financing activities:
   Proceeds from loans                                46,000               -
   Principal repayments on loans                      (3,000)              -
   Borrowings from asset-based lender                152,382         241,468
   Repayments of amounts due to asset-based
    lender                                          (205,038)       (186,709)
                                                 ------------    ------------
        Net cash provided (used) by
         financing activities                         (9,656)         54,759
                                                 ------------    ------------

        Net change in cash                            (7,029)        (62,242)

Cash, beginning of period                             11,888           4,872
                                                 ------------    ------------

Cash, end of period                              $     4,859     $   (57,370)
                                                 ============    ============

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                    $         -     $         -
                                                 ============    ============
   Cash paid for interest                        $         -     $         -
                                                 ============    ============

Non-Cash Investing and Financing Activities:

Conversion of preferred stock and accrued
         dividends to common stock               $    45,505     $         -
                                                 ============    ============

Dividends accrued on preferred stock             $    32,104     $    41,650
                                                 ============    ============


     See accompanying notes to condensed consolidated financial statements.

                            DATAWORLD SOLUTIONS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1:  Summary of Significant Accounting Policies

(A) - Unaudited Interim Financial Information

The unaudited consolidated interim financial statements, and accompanying notes included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for the fair statement of the results of the three months ended September 30, 2003 and 2002. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The results for the current interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company's latest annual report filed with the SEC on Form 10-KSB for the year ended June 30, 2003.

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from those estimates.

(B) - Nature of Business

The Company distributes electronic wire, cable and related products used primarily for data communication and distribution. The principle market for the Company's products is the United States with a concentration in the New York metropolitan area.

Subsequent to September 30, 2003, the Company established a new division, DWS Defense Systems to address the demand for security and safety products.

(C) - Net Loss Per Basic and Diluted Common Share

Net loss per basic and diluted common share is computed on the basis of the weighted average number of basic and diluted common shares outstanding during the period. Only the weighted average number of shares of common stock outstanding was used to compute basic and diluted loss per common share for the three months ended September 30, 2003 and 2002. Warrants to purchase 160,000 shares of common stock have been excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.

(D) - Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of different tax assets and liabilities for the future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities. There were no differing methods of reporting income for tax purposes as compared to financial reporting purposes.

(E)  - Fair Value of Financial Instruments

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

(F) - Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting of Certain Financial Instruments with Characteristics of both Liabilities and Equity," (SFAS 150). Under SFAS 150, certain financial instruments, which under previous guidance were accounted for as equity, should be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Adoption of SFAS 150 did not have an impact on the Company's financial position.

In April 2003, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies the accounting for derivative instruments, including derivative instruments imbedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designed after June 30, 2003. Adoption of SFAS 149 did not have an impact on the Company's financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standard 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS
148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standard 123, "Accounting for Stock-Based Compensation" (SFAS 123), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Note 2: Going Concern

The Company has current assets of $118,612 (including $4,859 in cash) compared with current liabilities of $6,549,019, resulting in a working capital deficit of $6,430,407 as of September 30, 2003. In addition, the Company incurred a net loss of $146,626 for the three months ended September 30, 2003 and has incurred significant net losses in each of the three preceding fiscal years and has a stockholder's equity deficit of $7,460,442 at September 30, 2003. Such deficits and recurring losses raise questions about the Company's ability to continue as a going concern.

The Company is currently implementing a business plan that it believes will increase revenue and generate profits. The plan involves a series of initiatives. The Company is seeking to restructure its liabilities by negotiating with secured and unsecured creditors and vendors to settle or restructure the outstanding debt, or exchange debt for equity. The Company is also actively engaged in raising capital through private investors. If successful, this will provide additional working capital and allow the Company to pursue more profitable projects and lines of business. The Company is working to complete all outstanding SEC filings and remain current on a going-forward basis. This will allow it to apply for re-listing on the OTC Bulletin Board, thereby increasing shareholder liquidity and gaining easier access to capital through equity transactions. Subsequent to September 30, 2003 the Company formed a new subsidiary, DWS Defense Systems ("DWS"), to address the demand for security and safety products in the domestic and international business community. The Company believes that this new venture will complement and enhance its current product offerings and greatly expand its customer base. Additionally, the Company has formed an advisory board to assist DWS in the development and execution of its business plan. The board consists of several recognized business and industry leaders. These individuals will provide guidance and experience, access to prospective customers, and build industry awareness for DWS's products and services. The Company may also pursue strategic acquisitions that provide it with growth and vertical integration within this new area. There is no assurance that the Company will be successful in accomplishing its objectives. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3: Notes Payable-related parties

         Notes payable - related parties, as of September 30, 2003, consists of the following:

         TW Cable, LLC                               $ 249,900
         Edward Goodstein                              163,600
         Augustine Capital                             120,000
         Former employee                                36,000
         J&B Associates                                 25,000
                                                     ----------
                                                       594,500
          (Less) current maturities                     (15,500)
                                                     ----------
                                                     $ 579,000
                                                     ==========

For the three months ended September 30, 2003, the Company's borrowings from Augustine Capital required the recognition of $40,000 of additional interest expense related to the lender's right to convert the outstanding balance of their note payable into shares of common stock at a 25% discount from market. Any future borrowings under this agreement will result in the recognition of additional interest expense related to this beneficial conversion feature.

Note 4: Income Taxes

No income taxes were provided since the Company incurred losses from its operations. As of September 30, 2003, the Company has net operating loss carry-forwards totaling approximately $18,700,000, expiring at various dates through fiscal 2023.

Note 5: Capital Stock Transactions

In August 2003, as per the terms of the 8% Convertible Preferred Stock agreement, Augustine Capital Management ("Augustine"), converted three shares of preferred stock with a stated value of $3,000 plus accrued dividends of $775 into 1,078,571 shares of Common Stock based on a conversion price of $0.0035 per share.

Additionally, in September 2003, Augustine, converted 33 shares of preferred stock with a stated value of $33,000 plus accrued dividends of $8,730, into 1,594,780 shares of Common Stock based on a conversion price of $0.026 per share.

Following is a schedule of changes in shareholders' deficit for the three months ended September 30, 2003:




                           8%                                         Retained
                        Preferred               Common  Additional     Earnings      Stock-
                          Stock      Common     Stock     Paid in   (accumulated    holder's
                         Amount      Shares     Amount    Capital     deficit)      Deficit
                       ----------- ----------- -------- ----------- ------------- ------------

Balance July 1, 2003   $1,595,000  34,240,313  $34,240  $3,144,931  $(12,105,388) ($7,331,217)

Conversion of preferred
 stock to common stock     (3,000)  1,078,571    1,079       2,696                        775

Conversion of preferred
 stock
to common stock           (33,000)  1,594,780    1,595      40,135                      8,730

Value of beneficial
 conversion
feature of convertible
 loans                                                      40,000                     40,000

Accrued dividends on 8%
preferred stock                                                          (32,104)     (32,104)

Net loss                        -           -        -           -      (146,626)    (146,626)
                       ----------- ----------- -------- ----------- ------------- ------------

Balance September 30,
 2003                  $1,559,000  36,913,664  $36,914  $3,227,762  $(12,284,118) $(7,460,442)
                       =========== =========== ======== =========== ============= ============


Accrued and unpaid dividends on preferred stock amounted to approximately $416,000 at September 30, 2003.

Note 6: Contingencies

a. Litigation matters

The Company is a party to legal matters arising in the general course of business. During fiscal 2001 and subsequently, the Company decided not to dispute litigation with suppliers and other creditors for collection of amounts owed to them. As a result, as of September 30, 2003, the Company had outstanding judgments amounting to $1,225,899. This balance is included in accounts payable and accrued expenses in the accompanying consolidated financial statements.

In September 2000, the Company began to negotiate a potential merger with American Access Technologies ("AAT"), which resulted in a merger agreement being signed in April 2001. In June 2001, the Company was notified by AAT that they were unilaterally terminating the agreement claiming that the Company had suffered material and adverse changes and that such change entitled AAT to terminate the agreement. AAT then filed suit against the Company seeking reimbursement of various incurred costs. The Company has filed a counter suit against AAT alleging wrongful termination. The matter is currently set for trial in June 2004. The ultimate outcome of this matter is not expected to have a material adverse effect on the Company's results of operations or financial position.

In March 2004, the Company received a written complaint from a purported shareholder alleging certain wrongdoings by the CEO of the Company with regard to his management of the Company's affairs. The Company believes that the allegations are totally without merit. The complaint was not filed in court and in April 2004, the Company received written notice that the complaint was withdrawn.

b. Default on debt obligations

All of the Company's assets have been pledged as collateral under the term of its financing agreement with Rosenthal & Rosenthal, Inc (hereinafter "R&R"). The Company has been in default on this agreement since fiscal 2001. R&R stopped advancing on collateral in October 2003. As a consequence of the default, R&R has the right to seize the Company's assets. The Company has negotiated a settlement of this obligation which is currently being reduced to writing and which if completed, will settle all claims and eliminate R&R's ability to seize the Company's assets. Should negotiations not be successful, the Company could be forced to cease operations.

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

c. Sales and payroll tax deliquencies

As of August 2001, the Company failed to remit sales taxes that it collected from customers in four states. As of September 30, 2003, approximately $320,000 was due these states (inclusive of estimated penalties and interest). The Company is presently negotiating a settlement of it's approximately $258,000 liability with the State of New York. Should negotiations not be successful, the Company could be forced by the State of New York to cease operations.

As of March 2002, the Company failed to remit federal payroll taxes that it had collected. As of September 30, 2003, approximately $50,000 was due, inclusive of estimated penalties and interest.

Note 7: Subsequent events

a.  Stockholder loan

In January 2004, the Company entered into an agreement with a stockholder whereby the stockholder agreed to advance up to $200,000 to the Company on a short-term basis for purposes of settling outstanding judgments and financing ongoing projects. As of April 15, 2004, the outstanding balance was $62,500. As this debt is non-interest bearing, the Company will impute interest.

b. Consulting and commission agreement

In October 2003, the Company entered into an agreement with a consultant/advisor in consideration of his acceptance on to the Advisory Board of the Company's subsidiary, DWS Defense Systems, Inc. The agreement calls for the consultant to devote such time and attention to his duties, as he deems appropriate in order to expand the Company's business. The agreement has four components: a commission component, a loan component, a grant component and a stock option component.

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

In addition, as a result of the aforementioned consulting agreement being executed, the Company paid a finder's fee of $50,000, and issued warrants to purchase 900,000 shares of common stock at prices ranging from $0.50 to $5.00 per share, such warrants to expire in five years.

c. Other consulting agreements

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

In November 2003, the Company entered into an agreement with a consultant in consideration of his acceptance to serve on the Advisory Board of the Company's subsidiary, DWS Defense Systems, Inc. The agreement calls for the consultant to devote such time and attention to his duties, as he deems appropriate in order to expand the Company's business. In consideration, the Company awarded 100,000 shares of common stock, and 300,000 options to purchase common stock that are exercisable immediately and expire in November 2008. The options have exercise prices as follows: $.75 per share for the first 50,000 shares, $1.00 per share for the next 100,000 shares, $2.00 per share for the next 50,000 shares, $3.00 per share for the next 50,000 shares, and $5.00 per share for the last 50,000 shares. Pursuant to this agreement the 100,000 shares were issued in November 2003 and were valued at $20,000, or $.20 per share, the weighted average closing market price for the two days before and after the date of the agreement.

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

In January 2004, the Company entered into a consulting agreement with a relative of the Company's President and Chief Executive Officer. The agreement calls for the consultant to provide business planning and consulting services. In consideration, the Company awarded him 200,000 shares of Common Stock valued at $80,000, or $0.40 per share, the weighted average closing market price for the two days before and after the date of the agreement.

d.   Stock issuances

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

In February 2004, the Company issued 500,000 shares of common stock to the Company's Chief Operating Officer upon his acceptance of the position.


e. Preferred stock and debt conversions

In November 2003, a former employee entered into an agreement to convert the outstanding balance of $44,790 of principal and interest on a note payable into 14,000 share of common stock, valued at $9,800 or $0.70 a share. The Company will recognize a gain on this debt extinguishment of $34,990.

In December 2003, Augustine converted the outstanding balance of $185,550 of principal and interest on the Augustine Agreement, together with $457,236 of outstanding dividends on their 8% Preferred Stock, into 642,786 shares of common stock based on a conversion price of $1.00 per share.

f. Stock issuance under subscription agreement

In February 2004, the Company issued 500,000 shares of common stock to four unaffiliated individuals, pursuant to four Subscription Agreements for total proceeds of $100,000 or $0.20 per share.

g. Contribution of treasury shares

In April 2004, the Company's President and Chief Executive Officer contributed six million shares of common stock that he had previously held, to the Company's treasury.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Data World Solutions, Inc., (the "Company") since June 30, 2003 and material changes in the Company's results of operations for the three months ended September 30, 2003, as compared to the same period in 2002.

Special note regarding forward-looking statements

This report contains forward-looking statements within the meaning of federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.

Results of Operations

Three Months Ended September 30, 2003 versus Three Months Ended September 30,
2002

Sales revenue decreased approximately 18.7 percent, from $178,982 for the three months ended September 30, 2002, to $145,483 for the comparative period in the current year primarily due to decreased demand for the Company's data products and a reduction in sales staff.

Costs of revenue decreased approximately 19.2 percent, from $104,899 for the three months ended September 30, 2002, to $84,714 for the three months ended September 30, 2003 primarily due to the decrease in product sales.

Gross profit decreased approximately 18.0 percent, from $74,083 for the three months ended September 30, 2002, to $60,769 for the three months ended September 30, 2003, primarily due to the decrease in product sales. Gross profit margin was substantially unchanged at 41.4% for the three months ended September 30, 2002, compared to 41.8% for the three months ended September 30, 2003.

General and administrative expenses decreased approximately 31.8 percent, from $187,201 for the three months ended September 30, 2002, to $127,644 for the three months ended September 30, 2003. The decrease is related to a reduction in staff and associated overhead costs.

Interest expense increased 12.9 percent, from $119,469 for the three months ended September 30, 2002, to $134,911 for the three months ended September 30, 2003. This was primarily related to a $1.2 million reduction in notes payable between September 30, 2003 and 2002, respectively, offset by interest expense incurred as a result of the beneficial conversion feature of a note payable.

The Company incurred a net loss of $146,626 for the three months ended September 30, 2003, as compared to a net loss of $232,587 for the three months ended September 30, 2002, a decrease of 37.0 percent, due to decreased general and administrative expenses, as well as $55,160 of commission income received for the three months ended September 30, 2003.

After accrued dividends payable to convertible preferred shareholders of $32,104 and $41,650 for the three months ended September 30, 2003 and 2002, respectively, the net loss applicable to common shareholders for the three months ended September 30, 2003 and 2002 was $178,730 and $274,237, respectively.

Liquidity and Capital Resources

The Company has current assets of $118,612 (including $4,859 in cash) compared with current liabilities of $6,549,019, resulting in a working capital deficit of $6,430,407 as of September 30, 2003. In addition, the Company incurred a net loss of $146,626 for the three months ended September 30, 2003 and has incurred significant net losses in each of the three preceding fiscal years and has a stockholder's equity deficit of $7,460,442 at September 30, 2003. Such deficits and recurring losses raise questions about the Company's ability to continue as a going concern.

The Company is currently implementing a business plan that it believes will increase revenue and generate profits. The plan involves a series of initiatives. The Company is seeking to restructure its liabilities by negotiating with secured and unsecured creditors and vendors to settle or restructure the outstanding debt, or exchange debt for equity. The Company is also actively engaged in raising capital through private investors. If successful, this will provide additional working capital and allow the Company to pursue more profitable projects and lines of business. The Company is working to complete all outstanding SEC filings and remain current on a going-forward basis. This will allow it to apply for re-listing on the OTC Bulletin Board, thereby increasing shareholder liquidity and gaining easier access to capital through equity transactions. Subsequent to September 30, 2003 the Company formed a new subsidiary, DWS Defense Systems ("DWS"), to address the demand for security and safety products in the domestic and international business community. The Company believes that this new venture will complement and enhance its current product offerings and greatly expand its customer base. Additionally, the Company has formed an advisory board to assist DWS in the development and execution of its business plan. The board consists of several recognized business and industry leaders. These individuals will provide guidance and experience, access to prospective customers, and build industry awareness for DWS's products and services. The Company may also pursue strategic acquisitions that provide it with growth and vertical integration within this new area. There is no assurance that the Company will be successful in accomplishing its objectives. If the Company is not successful in these initiatives, it may be forced to severely curtail operations or seek protection under the bankruptcy laws.

The Company's cash balance at June 30, 2003 decreased $7,029, from $11,888 to $4,859 as of September 30, 2003. The decrease was the result of a combination of cash proceeds from shareholder loans and advances from the Company's asset-based lender totaling $198,382, and cash flows from operations totaling $2,627, offset by cash used for the repayment of loans totaling $208,038. Cash flows from operations consisted primarily of our $146,626 net loss, offset by a decrease in accounts receivable of $59,556 and an increase in accounts payable and accrued liabilities of $43,810.

During the three month period ended September 30, 2003, the Company borrowed an additional $45,000 under the terms of its convertible loan agreement with Augustine. During the subsequent three month period, the Company borrowed an additional $54,000 under this agreement, bringing the total indebtedness to $174,000, all of which was subsequently converted into shares of common stock. The agreement provides for maximum loans of $500,000, all of which may be converted to common stock.

In November 2003, the Company raised additional capital through the sale of common stock to private investors totaling $150,000. In January 2004, the Company raised additional capital through the sale of common stock to another private investor totaling $100,000. In February 2004, the Company raised additional capital through the sale of common stock to a group of unaffiliated private investors totaling $100,000.

ITEM 3. CONTROLS AND PROCEDURES

Daniel McPhee, Chief Executive and Financial Officer of Data World Solutions, Inc. has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company.

The Company's Chief Executive and Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and has concluded, based on his evaluation within 90 days of the filing of this Report, that such disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in its reports filed under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings:

There were no new legal proceeding or significant developments in existing proceedings that occurred during the three months ended September 30, 2003.

Item 2 - Changes in Securities:

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

Item 3 - Defaults Upon Senior Securities:

As of September 30, 2003, the Company is in default on the following obligations, as disclosed in Note 6b to the Condensed Consolidated Financial
Statements: The R&R Financing Agreement, the Secured Subordinated Debentures, and the Class 7 Bankruptcy Distributions. Additionally, as disclosed in Notes 6a and 6c, the Company has approximately $1.2 million in judgments entered against it for unpaid trade payables and is delinquent on payment of certain sales and payroll tax obligations.

Item 4 - Submission of Matters to a Vote of Security Holders:

         None.

Item 5 - Other information:

         None.

Item 6 - Exhibits and Reports on Form 8-K

         (a)    Exhibits:

                Exhibit No.      Description

                31               Section 302 Certification

                32               Section 906 Certification

         (b)    Reports on Form 8-K:

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                       DATAWORLD SOLUTIONS, INC.

Date:    April 28, 2004                By:  /s/ Daniel McPhee
         --------------                     ------------------------------------
                                            Daniel McPhee Chief Executive
                                            Officer and Chief Financial Officer