Form 10QSB
period 2003-12-31
DATAWORLD SOLUTIONS INC
filed 2004-05-07
CIK 798438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended: December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-9263

                            DATAWORLD SOLUTIONS, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                       11-2816128
(State or other jurisdiction of incorporation or           (I.R.S. Employer
             organization)                                  Identification No.)

                                275K Marcus Blvd.
                               Hauppauge, NY 11788
                            ------------------------
          (Address of principal executive offices, including zip code)

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

Yes ___  No _X_

The number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Common stock, $.001 par value                      32,465,450
--------------------------------------------------------------------------------
          Class                     Number of shares outstanding at May 6, 2004

Transitional Small Business Disclosure Format:   Yes  ___   No _X_

                            DATAWORLD SOLUTIONS, INC.

                                      INDEX


PART I         FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets as of December 31, 2003
               and June 30, 2003.............................................  1

               Condensed Consolidated Statements of Operations for the
               three months ended December 31, 2003 and 2002.................  2

               Condensed Consolidated Statements of Operations for the
               six months ended December 31, 2003 and 2002..................   3

               Condensed Consolidated Statements of Cash Flows for the
               six months ended December 31, 2003 and 2002..................   4

               Notes to Condensed Consolidated Financial Statements.........   6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  15

Item 3.   Controls and Procedures...........................................  19

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings............................................  19

Item 2.        Changes in Securities and Use of Proceeds....................  19

Item 3.        Defaults Upon Senior Securities..............................  19

Item 4.        Submission of Matters to a Vote of Security Holders..........  19

Item 5.        Other Information............................................  19

Item 6.        Exhibits and Reports on Form 8-K.............................  20

SIGNATURES   ...............................................................  20

Exhibit 31     Section 302 Certification

Exhibit 32     Section 906 Certification

ITEM 1          FINANCIAL STATEMENTS


                            DATAWORLD SOLUTIONS, INC.
                      Condensed Consolidated Balance Sheet
                                December 31, 2003

                                             December 31, 2003    June 30, 2003*
                                                (Unaudited)
                                             --------------       --------------
                ASSETS

CURRENT ASSETS:
   Cash                                      $       7,690        $      11,888
   Accounts receivable, net of allowance            62,481              173,309
   Other current assets                              3,000                    -
                                             --------------       --------------
TOTAL CURRENT ASSETS                                73,171              185,197
                                             --------------       --------------
TOTAL ASSETS                                 $      73,171        $     185,197
                                             ==============       ==============

                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Payable to asset-based lender             $   1,729,648        $   1,838,655
   Accounts payable                              3,244,325            3,200,009
   Accrued expenses and other                    1,129,254            1,137,009
   Current portion of notes payable                 15,500               15,500
   Bankruptcy distributions payable                281,499              270,332
   Secured subordinated debentures, net             91,193               90,473
                                             --------------       --------------
TOTAL CURRENT LIABILITIES                        6,491,419            6,551,978

Notes payable-related parties                      420,000              536,000
Accrued dividends on preferred stock                     -              393,436
Subscriptions received                              35,000               35,000
                                             --------------       --------------
TOTAL LIABILITIES                                6,946,419            7,516,414
                                             --------------       --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
8% Series B Convertible Preferred Stock,
 $.01 par value, stated value $1,000 per
 share; Redeemable at $1,250 per
 share; authorized, 3,000 shares;
 1,559 and 1,595 shares issued and
 outstanding at December 31, 2003 and
 June 30, 2003, respectively                     1,559,000            1,595,000
Common stock, $.001 par value; 40,000,000
 Shares authorized, 38,420,429 and 34,240,313
 issued and outstanding at December 31, 2003
 and June 30, 2003, respectively                    38,420               34,240
Additional paid-in capital                       6,375,986            3,144,931
Accumulated deficit                            (14,846,654)         (12,105,388)
                                             --------------       --------------
TOTAL STOCKHOLDERS' DEFICIT                     (6,873,248)          (7,331,217)
                                             --------------       --------------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                        $      73,171        $     185,197
                                             ==============       ==============
*Condensed from audited financial statements
See accompanying notes to condensed consolidated financial statements.



                            DATAWORLD SOLUTIONS, INC.
            Unaudited Condensed Consolidated Statements of Operations

                         Three Months ended December 31,

                                                  2003                  2002
                                             --------------       --------------

Net sales                                    $      92,519        $     224,105

Cost of goods sold                                  61,529              117,703
                                             --------------       --------------

        Gross profit                                30,990              106,402
                                             --------------       --------------

Expenses:

Selling, general and administrative expenses     2,578,627              158,127
Interest expense                                   111,983              110,036
                                             --------------       --------------

        Total expenses                           2,690,610              268,163
                                             --------------       --------------
                                                (2,659,620)            (161,761)
                                             --------------       --------------

Other income:

Commission income                                   32,026               62,278
Gain on settlement of debt                          96,238                    -
                                             --------------       --------------
        Total other income                         128,264               62,278
                                             --------------       --------------
           Net loss                          $  (2,531,356)       $     (99,483)

Accrued dividends on preferred stock                31,180               38,682
                                             --------------       --------------

Net loss attributable to common shareholders $  (2,562,536)       $    (138,165)
                                             ==============       ==============
Basic and diluted loss per share             $       (0.07)       $       (0.00)
                                             ==============       ==============
Weighted average common shares outstanding -
basic and diluted                               34,754,646           33,927,487
                                             ==============       ==============

See accompanying notes to condensed consolidated financial statements.



                            DATAWORLD SOLUTIONS, INC.
            Unaudited Condensed Consolidated Statements of Operations

                          Six Months ended December 31,

                                                  2003                  2002
                                             --------------       --------------

Net sales                                    $     238,002        $     403,087

Cost of goods sold                                 146,243              222,602
                                             --------------       --------------
        Gross profit                                91,759              180,485
                                             --------------       --------------
Expenses:

Selling, general and administrative expenses     2,706,271              345,328
Interest expense                                   246,895              229,505
                                             --------------       --------------

        Total expenses                           2,953,166              574,833
                                             --------------       --------------
                                                (2,861,407)            (394,348)
                                             --------------       --------------

Other income:

Commission income                                   87,187               62,278
Gain on settlement of debt                          96,238                    -
                                             --------------       --------------
        Total other income                         183,425               62,278
                                             --------------       --------------
        Net loss                             $  (2,677,982)       $    (332,070)

Accrued dividends on preferred stock                63,284               80,332
                                             --------------       --------------


Net loss attributable to common shareholders $  (2,741,266)       $    (412,402)
                                             ==============       ==============
Basic and diluted loss per share             $       (0.08)       $       (0.01)
                                             ==============       ==============
Weighted average common shares outstanding -
basic and diluted                               36,037,833           33,851,400
                                             ==============       ==============

See accompanying notes to condensed consolidated financial statements.


                            DATAWORLD SOLUTIONS, INC.
            Unaudited Condensed Consolidated Statements of Cash Flows

                          Six Months Ended December 31,

                                                  2003                 2002
                                             --------------       --------------
Cash flows from operating activities:
Net loss                                     $  (2,677,982)       $    (332,070)
Adjustments to reconcile net loss to  cash
 used by operating activities:
  Depreciation                                           -                1,000
  Loss on seizure of assets                              -                5,460
  Amortization of bond discount                        720                  720
  Gain on settlement of debt                       (96,238)                   -
  Interest component of beneficial conversion
   feature of convertible loans                     58,000                    -
  Common stock issued for consulting services      338,000                    -
  Stock options granted for consulting
   services                                      1,965,165                    -

  Changes in current assets and liabilities:
   Accounts receivable                             110,828                3,433
   Other current assets                             (3,000)                   -
   Accounts payable and accrued liabilities        154,149              213,667
   Accrued interest on bankruptcy liability         11,167                1,749
                                             --------------       --------------
        Cash used by operating activities         (139,191)            (106,041)
                                             --------------       --------------

Cash flows from financing activities:

Principal repayments on loans                       (6,000)                   -
Borrowings from asset-based lender and
 loan agreements                                   303,565              491,964
Repayment of amounts due asset-based lender       (312,572)            (390,795)
Common stock sales                                 150,000                    -
                                             --------------       --------------
        Cash provided by financing activities      134,993              101,169
                                             --------------       --------------

Increase (decrease) in cash                         (4,198)              (4,872)

Cash, beginning of period                           11,888                4,872
                                             --------------       --------------

Cash, end of period                          $       7,690        $           0
                                             ==============       ==============
Supplemental disclosure of cash flow
 information:

Cash paid for income taxes                   $           0        $           0
                                             ==============       ==============
Cash paid for interest                       $           0        $           0
                                             ==============       ==============

Non-Cash Investing and Financing Activities:
Conversion of notes payable and accrued
 interest and dividends to common stock      $     677,555        $           -
                                             ==============       ==============
Conversion of accrued liability to common
 stock                                       $      97,248        $           -
                                             ==============       ==============
Conversion of preferred stock and accrued
 dividends to common stock                   $      45,505        $           -
                                             ==============       ==============
Dividends accrued on preferred stock         $      63,284        $      80,332
                                             ==============       ==============

     See accompanying notes to condensed consolidated financial statements.

                            DATAWORLD SOLUTIONS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
Note 1: Summary of Significant Accounting Policies

(A) - Unaudited Interim Financial Information

The unaudited consolidated interim financial statements, and accompanying notes included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for the fair statement of the results of the three and six months ended December 31, 2003 and 2002. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The results for the current interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company's latest annual report filed with the SEC on Form 10-KSB for the year ended June 30, 2003.

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from those estimates.

(B) - Nature of Business

The Company distributes electronic wire, cable and related products used primarily for data communication and distribution. The principal market for the Company's products is the United States with a concentration in the New York metropolitan area.

In October, 2003, the Company established a new division, DWS Defense Systems, to address the demand for security and safety products, internationally and domestically.

(C) - Net Income (Loss) Per Basic and Diluted Common Share

Net income (loss) per basic and diluted common share is computed on the basis of the weighted average number of basic and diluted common shares outstanding during the period. Only the weighted average number of shares of common stock outstanding was used to compute basic and diluted loss per common share for the three months and six months ended December 31, 2003 and 2002. Options and warrants to purchase 3,000,000 and 160,000 shares of common stock, respectively, have been excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.

(D) - Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities. There were no differing methods of reporting income for tax purposes as compared to financial reporting purposes.

(E) - Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to Statements of Financial Accounting Standards Nos. 123 and 148. This pronouncement allows companies to either expense the estimated fair value of all stock options or, with respect to options granted to employees and directors, to continue to follow the intrinsic value method previously set forth in Accounting Principles Board Opinion No. 25, but disclose the pro forma effects on net income (loss) had the fair value of those options been expensed. The Company has elected to continue to apply the intrinsic value method in accounting for stock options granted to employees and directors. The fair value method is used in accounting for stock options granted to others.

In October and November, 2003, the Company issued 3,000,000 options to purchase shares of common stock at various exercise prices ranging from $0.50 to $5.00 per share, to individuals serving on the Advisory Board of DWS Defense Systems, Inc., a wholly owned subsidiary of the Company. The fair value of these options on their grant dates using the Black-Scholes pricing model was approximately $1,950,000, and the Company incurred a non-cash charge for this amount for the three and six month periods ended December 31, 2003 as a result of the issuance of these options. This amount is included in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations.

The determination of the fair value of these options was based on the following elements:

         Stock price volatility:  151%-187%
         Annual interest rate:  0.95%
         Dividends paid on common stock:  $0.00
         Estimated useful life of options:  5-10 years

(F)- Fair Value of Financial Instruments

The Company has estimated the fair value for financial instruments using available market information and other valuation methodologies in accordance with Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." Management of the Company believes that the fair value of financial instruments, consisting of cash, accounts receivable, accounts payable, notes payable, long-term debt and subordinated debentures approximate carrying value for assets and is undeterminable for liabilities.

(G) - Recent Accounting Pronouncements

FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," was issued in January 2003, and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and application of FIN 46 was required through the end of the Company's second quarter of fiscal 2004. The Company is required to adopt the provisions of FIN 46-R for those arrangements in the third quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the fourth quarter of fiscal 2004. The Company does not believe it has investments in variable interest entities and, as a result, the adoption of FIN 46-R will not impact its consolidated financial statements.

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," (SFAS 150). Under SFAS 150, certain financial instruments, which under previous guidance were accounted for as equity, should be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company does not anticipate an impact on its financial position by adoption of SFAS 150.

In April 2003, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies the accounting for derivative instruments, including derivative instruments imbedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not anticipate an impact on its financial position by adoption of SFAS 149.

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

Note 2: Going Concern

The Company has current assets of $73,171 (including $7,690 in cash) compared with current liabilities of $6,491,419, resulting in a working capital deficit of $6,418,248 as of December 31, 2003. In addition, the Company incurred a net loss of $2,677,982 for the six months ended December 31, 2003 and has incurred significant net losses in each of the three preceding fiscal years and has a stockholder's equity deficit of $6,873,248 at December 31, 2003. Such deficits and recurring losses raise questions about the Company's ability to continue as a going concern.

Additionally, the Company's continuation is also threatened by the existence of numerous judgments on trade payables, defaults on various secured indebtedness and delinquencies on certain tax obligations. These conditions could result in the seizure of Company assets and/or its being forced into bankruptcy. (See Note
7).

The Company is currently implementing a business plan that it believes will increase revenue and generate profits. The plan involves a series of initiatives. The Company is seeking to restructure its liabilities by negotiating with secured and unsecured creditors and vendors to settle or restructure the outstanding debt, or exchange debt for equity. The Company is also actively engaged in raising capital through private investors. If successful, this will provide additional working capital and allow the Company to pursue more profitable projects and lines of business. The Company is working to complete all outstanding SEC filings and remain current on a going-forward basis. This will allow it to apply for re-listing on the OTC Bulletin Board, thereby increasing shareholder liquidity and gaining easier access to capital through equity transactions. In October, 2003 the Company formed a new subsidiary, DWS Defense Systems ("DWS"), to address the demand for security and safety products in the domestic and international business community. The Company believes that this new venture will complement and enhance its current product offerings and greatly expand its customer base. Additionally, the Company has formed an advisory board to assist DWS in the development and execution of its business plan. The board consists of several recognized business and industry leaders. These individuals will provide guidance and experience, access to prospective customers, and build industry awareness for DWS's products and services. The Company may also pursue strategic acquisitions that provide it with growth and vertical integration within this new area. There is no assurance that the Company will be successful in accomplishing its objectives. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3: Notes payable-related parties

        Notes payable-related parties, as of December 31, 2003, consists of the following:

         TW Cable, LLC                               $ 249,900
         Edward Goodstein                              160,600
         J&B Associates                                 25,000
                                                     ----------
                                                       435,500
          (Less) current maturities                    (15,500)
                                                     ----------
                                                     $ 420,000
                                                     ==========

For the six months ended December 31, 2003, the Company's borrowings from Augustine Capital Management ("Augustine") required the recognition of $58,000 of additional interest expense related to the lender's right to convert the outstanding balance of their note payable into shares of common stock at a 25% discount from market. Any future borrowings under this agreement will result in the recognition of additional interest expense related to this beneficial conversion feature. As of December 31, 2003, Augustine had converted all of its outstanding loans. (See Note 6).

Note 4: Other related - party transactions

As of December 31, 2003, approximately $230,000 of accrued compensation due the Company's President and Chief Executive Officer was included in accrued expenses in the Condensed Consolidated Balance Sheet. (See also Note 9B).

Note 5: Income taxes

No income taxes were provided since the Company incurred losses from its operations. As of December 31, 2003, the Company has net operating loss carry-forwards totaling approximately $19,300,000, expiring at various dates through fiscal 2023.

Note 6: Capital Stock Transactions

(A)  Gain on settlement of debt

In November 2003, a former employee entered into an agreement to convert the outstanding balance of $44,790 of principal and interest on a note payable into 14,000 share of common stock, valued at $9,800 or $0.70 a share. As a result of this transaction, the Company recorded a gain of $34,990.

In December 2003, the Company settled a $97,248 liability with the issuance of 60,000 shares of common stock valued at $36,000 or $0.60 a share. As a result of this transaction, the Company recorded a gain of $61,248.

(B) Other capital stock transactions

In October 2003, the Company awarded 400,000 shares of common stock to an individual in consideration of his acceptance to serve on the Advisory Board of the Company's subsidiary, DWS Defense Systems, Inc.

In November 2003, the Company awarded 100,000 shares of common stock to an individual in consideration of his acceptance to serve on the Advisory Board of the Company's subsidiary, DWS Defense Systems, Inc.

In November 2003, two existing stockholders entered into agreements with the Company to purchase a total of 300,000 shares of common stock for $150,000, or $0.50 per share.

In December 2003, Augustine converted the outstanding balance of $185,550 of principal and interest on a note payable, together with $447,215 of outstanding dividends on their 8% Series B Convertible Preferred Stock, into 632,765 shares of common stock based on a conversion price of $1.00 per share.

Following is a schedule of changes in shareholders' deficit for the six months ended December 31, 2003:


                           8%                                         Retained
                        Preferred               Common  Additional    Earnings      Stock-
                          Stock      Common     Stock     Paid in   (accumulated    holder's
                         Amount      Shares     Amount    Capital     deficit)      Deficit
                       ----------- ----------- -------- ----------- ------------- ------------

Balance July 1, 2003   $1,595,000  34,240,313  $34,240  $3,144,931  $(12,105,388) ($7,331,217)

Conversion of preferred
 stock to common stock    (36,000)  2,673,351    2,674      42,831                      9,505

Value of beneficial
 conversion feature
 of convertible loans                                       58,000                     58,000

Common stock sales                    300,000      300     149,700                    150,000

Common stock issued in
 exchange for
 consulting services                  500,000      500     337,500                    338,000

Conversion of note
 payable and accrued
 dividends to common
 stock                                632,765      632     632,133                    632,765

Conversion of note
 payable and accrued
 interest to common
 stock                                 14,000       14       9,786                      9,800

Conversion of debt
 payable
to common stock                        60,000       60      35,940                     36,000

Stock options granted
 for consulting
 services                                                1,965,165                  1,965,165

Accrued dividends on 8%
 preferred stock                                                         (63,284)     (63,284)

Net loss for six months
 ended December 31,
 2003                           -           -        -           -    (2,677,982)  (2,677,982)
                       ----------- ----------- -------- ----------- ------------- ------------

Balance December 31,
 2003                  $1,559,000  38,420,429  $38,420  $6,375,986  $(14,846,654) $(6,873,248)
                       =========== =========== ======== =========== ============= ============



Note 7: Commitments and contingencies

(A) Litigation matters

The Company is a party to legal matters arising in the general course of business. During fiscal 2001 and subsequently, the Company decided not to dispute litigation with suppliers and other creditors for collection of amounts owed to them. As a result, as of December 31, 2003, the Company had outstanding judgments amounting to $1,250,865. This balance is included in accounts payable in the accompanying consolidated financial statements.

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

(B) Default on debt obligations

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

(C) Sales and payroll tax delinquencies

As of August 2001, the Company failed to remit sales taxes that it collected from customers in four states. As of December 31, 2003, approximately $378,000 was due these states (inclusive of estimated penalties and interest). The Company is presently negotiating a settlement of its approximately $317,000 liability with the State of New York. Should negotiations not be successful, the Company could be forced by the State of New York to cease operations.

As of March 2002, the Company failed to remit federal payroll taxes that it had collected. As of December 31, 2003, approximately $60,000 was due, inclusive of estimated penalties and interest.

Note 8: Consulting Agreements

(A) Consulting and commission agreement

In October 2003, the Company entered into an agreement with a consultant/advisor in consideration of his acceptance to serve on the Advisory Board of the Company's subsidiary, DWS Defense Systems, Inc. The agreement calls for the consultant to devote such time and attention to his duties, as he deems appropriate in order to expand the Company's business. The agreement has four components: a commission component, a loan component, a grant component and a stock option component.

The commission component calls for the consultant/advisor to receive 2% of gross receipts from all contracts or other sales of the Company or affiliates that result from his originations.

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

In addition, as a result of the aforementioned consulting agreement being executed, the Company paid a finder's fee of $50,000, and issued warrants to purchase 900,000 shares of common stock at prices ranging from $0.50 to $5.00 per share; such warrants to expire in five years.

(B) Other consulting agreements

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

In November 2003, the Company entered into an agreement with a consultant in consideration of his acceptance to serve on the Advisory Board of the Company's subsidiary, DWS Defense Systems, Inc. The agreement calls for the consultant to devote such time and attention to his duties, as he deems appropriate in order to expand the Company's business. In consideration, the Company awarded 100,000 shares of common stock, and 300,000 options to purchase common stock that are exercisable immediately and expire in November 2008. The options have exercise prices as follows: $.75 per share for the first 50,000 shares, $1.00 per share for the next 100,000 shares, $2.00 per share for the next 50,000 shares, $3.00 per share for the next 50,000 shares, and $5.00 per share for the last 50,000 shares. Pursuant to this agreement the 100,000 shares were issued in November 2003 and were valued at $74,000, or $0.74 per share, the weighted average closing market price for the two days before and after the date of the agreement.

In November 2003, the Company entered into an agreement with a consultant in consideration of his acceptance to serve on the Advisory Board of the Company's subsidiary DWS, Defense Systems, Inc. The agreement calls for the consultant to devote such time and attention to his duties, as he deems appropriate in order to expand the Company's business. In consideration, the Company awarded 300,000 options to purchase common stock that are exercisable immediately and expire in November 2008. The options have exercise prices as follows: $.75 per share for the first 50,000 shares, $1.00 per share for the next 100,000 shares, $2.00 per share for the next 50,000 shares, $3.00 per share for the next 50,000 shares, and $5.00 per share for the last 50,000 shares.

Note 9: Subsequent events

(A) Stockholder loan

In January 2004, the Company entered into an agreement with a stockholder whereby the stockholder agreed to advance up to $200,000 to the Company on a short-term basis for purposes of settling outstanding judgments and financing ongoing projects. As of May 1, 2004, the outstanding balance was approximately $115,000. As this debt is non-interest bearing, the Company will impute interest.

(B) Consulting agreement

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

(C) Stock issuances

In January 2004, a stockholder/consultant purchased 400,000 shares of common stock for $100,000, or $0.25 per share.

In February 2004, the Company issued 500,000 shares of common stock to the Company's Chief Operating Officer upon his acceptance of the position.

(D) Stock issuance under subscription agreement

In February 2004, the Company issued 500,000 shares of common stock to four unaffiliated individuals, pursuant to four subscription agreements for total proceeds of $100,000 or $0.20 per share.

(E) Contribution of treasury shares

In April 2004, the Company's President and Chief Executive Officer contributed six million shares of common stock that he had previously held to the Company's treasury.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Data World Solutions, Inc., (the "Company") since June 30, 2003 and material changes in our results of operations for the three and six months ended December 31, 2003, as compared to the same periods in 2002. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended December 31, 2003, vs. Three Months Ended December 31, 2002

Sales revenue decreased approximately 58.7 percent, to $92,519 for the three months ended December 31, 2003, from $224,105 for the comparative period in the prior year primarily due to decreased demand for the Company's data products and a reduction in sales staff.

Costs of revenue decreased approximately 47.7 percent, to $61,529 for the three months ended December 30, 2003, from $117,703 for the three months ended December 31, 2002 primarily due to the decrease in product sales.

Gross profit decreased approximately 70.9 percent, to $30,990 for the three months ended December 31, 2003, from $106,402 for the three months ended December 31, 2002, primarily due to the decrease in product sales. Gross profit margin decreased to 33.5% for the three months ended December 31, 2003, compared to 47.5% for the three months ended December 31, 2002, due to a higher percentage of sales of lower margin products such as patchcords and other commodity-type products.

General and administrative expenses increased approximately 1,531 percent, to $2,578,627 for the three months ended December 31, 2003, from $158,127 for the three months ended December 31, 2002. The increase is related to a non-cash charge to consulting expenses related to the granting of common stock and options to certain individuals, as disclosed in Note 1E and Note 8 to the Condensed Consolidated Financial Statements.

Interest expense increased 1.8 percent, to $111,983 for the three months ended December 31, 2003, from $110,036 for the three months ended December 31, 2002. This was primarily related to interest expense incurred as a result of the beneficial conversion feature of a note payable, offset by a $1.2 million reduction in notes payable between December 31, 2003 and 2002, respectively.

(Note: Each of the two preceding expense totals for the 2002 period have been reclassified from the amounts disclosed in the Management Discussion and Analysis of the interim periods included in the Company's cumulative Form 10-KSB for the annual period ended June 30, 2003. Such reclassifications do not affect the net results of operations for the 2002 period.)

The Company incurred a net loss of $2,531,356 for the three months ended December 31, 2003, as compared to a net loss of $99,483 for the three months ended December 31, 2002, an increase of 2,445 percent, primarily due to the aforementioned non-cash charge.

The net loss applicable to common shareholders for the three months ended December 31, 2003 and 2002 was $2,562,536 and $138,165, respectively. This was due to dividends accrued on convertible preferred stock of $31,180 and $38,682 for the three months ended December 31, 2003 and 2002, respectively.

Six Months Ended December 31, 2003, vs. Six Months Ended December 31, 2002

Sales revenue decreased approximately 41.0 percent, to $238,002 for the six months ended December 31, 2003, from $403,087 for the comparative period in the prior year primarily due to decreased demand for the Company's data products and a reduction in sales staff.

Costs of revenue decreased approximately 34.3 percent, to $146,243 for the six months ended December 31, 2003, from $222,602 for the six months ended December 31, 2002 primarily due to the decrease in product sales.

Gross profit decreased approximately 49.2 percent, to $91,759 for the six months ended December 31, 2003, from $180,485 for the six months ended December 31, 2003, primarily due to the decrease in product sales. Gross profit margin decreased to 38.6% for the six months ended December 31, 2003, compared to 44.8% for the six months ended December 31, 2002, due to a higher percentage of sales of lower margin products such as patchcords and other commodity-type products.

General and administrative expenses increased approximately 684 percent, to $2,706,271 for the six months ended December 31, 2003, from $345,328 for the six months ended December 31, 2002. The increase is related to a non-cash charge to consulting expenses related to the granting of common stock and options to certain individuals, as disclosed in Note 1E and Note 8 to the Condensed Consolidated Financial Statements.

Interest expense increased 7.6 percent, to $246,895 for the six months ended December 31, 2003, from $229,505 for the six months ended December 31, 2002. This was primarily related to interest expense incurred as a result of the beneficial conversion feature of a note payable, offset by a $1.2 million reduction in notes payable between December 31, 2003 and 2002, respectively.

(Note: Each of the two preceding expense totals for the 2002 period have been reclassified from the amounts disclosed in the Management Discussion and Analysis of the interim periods included in the Company's cumulative Form 10-KSB for the annual period ended June 30, 2003. Such reclassifications do not affect the net results of operations for the 2002 period.)

The Company incurred a net loss of $2,677,982 for the six months ended December 31, 2003, as compared to a net loss of $332,070 for the six months ended December 31, 2002, an increase of 707 percent, primarily due to the aforementioned non-cash charge.

The net loss applicable to common shareholders for the six months ended December 31, 2003 and 2002 was $2,741,266 and $412,402, respectively. This was due to dividends accrued on convertible preferred stock of $63,284 and $80,332 for the six months ended December 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

The Company has current assets of $73,171 (including $7,690 in cash) compared with current liabilities of $6,491,419, resulting in a working capital deficit of $6,418,248 as of December 31, 2003. In addition, the Company incurred a net loss of $2,677,982 for the six months ended December 31, 2003 and has incurred significant net losses in each of the three preceding fiscal years and has a stockholder's equity deficit of $6,873,248 at December 31, 2003. Such deficits and recurring losses raise questions about the Company's ability to continue as a going concern.

Additionally, the Company's continuation is also threatened by the existence of numerous judgments on trade payables, defaults on various secured indebtedness and delinquencies on certain tax obligations. These conditions could result in the seizure of Company assets and/or its being forced into bankruptcy. (See Note 7 to the Condensed Consolidated Financial Statements).

The Company is currently implementing a business plan that it believes will increase revenue and generate profits. The plan involves a series of initiatives. The Company is seeking to restructure its liabilities by negotiating with secured and unsecured creditors and vendors to settle or restructure the outstanding debt, or exchange debt for equity. The Company is also actively engaged in raising capital through private investors. If successful, this will provide additional working capital and allow the Company to pursue more profitable projects and lines of business. The Company is working to complete all outstanding SEC filings and remain current on a going-forward basis. This will allow it to apply for re-listing on the OTC Bulletin Board, thereby increasing shareholder liquidity and gaining easier access to capital through equity transactions. In October, 2003 the Company formed a new subsidiary, DWS Defense Systems ("DWS"), to address the demand for security and safety products in the domestic and international business community. The Company believes that this new venture will complement and enhance its current product offerings and greatly expand its customer base. Additionally, the Company has formed an advisory board to assist DWS in the development and execution of its business plan. The board consists of several recognized business and industry leaders. These individuals will provide guidance and experience, access to prospective customers, and build industry awareness for DWS's products and services. The Company may also pursue strategic acquisitions that provide it with growth and vertical integration within this new area. There is no assurance that the Company will be successful in accomplishing its objectives. If the Company is not successful in these initiatives, it may be forced to severely curtail operations or seek protection under the bankruptcy laws.

The Company's cash balance at June 30, 2003 decreased $4,198, from $11,888 to $7,690 as of December 31, 2003. The decrease was the result of a combination of cash used for the repayment of loans totaling $318,572, and negative cash flows from operations totaling $139,191, offset by cash proceeds from shareholder loans and advances from the Company's asset-based lender totaling $303,565, and proceeds from commons stock sales totaling $150,000. Operating activities exclusive of changes in current assets and liabilities required $412,335, offset by a decrease in receivables of $107,828, and an increase in accounts payable and accrued liabilities of $165,316.

The Company's capital resources include private stock sales and loans and advances from principal shareholders. During the six month period ended December 31, 2003, the Company borrowed an additional $99,000 under the terms of its convertible loan agreement with Augustine, bringing the total indebtedness to $174,000, all of which was subsequently converted into shares of common stock. The agreement provides for maximum loans of $500,000, all of which may be converted to common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

Daniel McPhee, Chief Executive and Financial Officer of Data World Solutions, Inc. has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to him as soon as it is known by others within the Company.

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

PART II. OTHER INFORMATION

Item 1 - Legal Precedings:

There were no new legal proceeding or significant developments in existing proceedings that occurred during the three months ended December 31, 2003.

Item 2 - Changes in Securities:

As a result of several transactions, the Company issued 1,506,765 shares of common stock during the three month period ended December 31, 2003, as disclosed in Note 6 to the Condensed Consolidated Financial Statements.

Item 3 - Defaults Upon Senior Securities:

As of December 31, 2003, the Company is in default on the following obligations, as disclosed in Note 7B to the Condensed Consolidated Financial Statements: The R&R Financing Agreement, the Secured Subordinated Debentures, and the Class 7 Bankruptcy Distributions. Additionally, as disclosed in Notes 7A and 7C, the Company has approximately $1.3 million in judgments entered against it for unpaid trade payables and is delinquent on payment of certain sales and payroll tax obligations.

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

                                      DATAWORLD SOLUTIONS, INC.

Date:    May 6, 2004                  By:  /s/ Daniel McPhee
                                         ---------------------------------------
                                         Daniel McPhee Chief Executive
                                         Officer and Chief Financial Officer