Form 10QSB
period 2004-03-31
DATAWORLD SOLUTIONS INC
filed 2004-05-20
CIK 798438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-9263

                            DATAWORLD SOLUTIONS, INC.
                            -------------------------

        (Exact name of small business issuer as specified in its charter)

            Delaware                                  11-2816128
  -------------------------------                   -----------------
  (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)


                                275K Marcus Blvd.
                               Hauppauge, NY 11788
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


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

Yes            No    X
      ----        -------

The number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:



Common stock, $.001 par value                           32,664,776
--------------------------------------------------------------------------------
          Class                     Number of shares outstanding at May 19, 2004


Transitional Small Business Disclosure Format:   Yes  ____   No __X__

                            DATAWORLD SOLUTIONS, INC.
                                      INDEX


PART I    FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 2004
          and June 30, 2003..................................................  1

          Condensed Consolidated Statements of Operations for the
          three months ended March 31, 2004 and 2003.........................  2

          Condensed Consolidated Statements of Operations for the
          nine months ended March 31, 2004 and 2003..........................  3

          Condensed Consolidated Statements of Cash Flows for the
          nine months ended March 31, 2004 and 2003..........................  4

          Notes to Condensed Consolidated Financial Statements...............  6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 17

Item 3.   Controls and Procedures............................................ 20

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings.............................................. 21

Item 2.       Changes in Securities and Use of Proceeds...................... 21

Item 3.       Defaults Upon Senior Securities................................ 21

Item 4.       Submission of Matters to a Vote of Security Holders............ 21

Item 5.       Other Information.............................................. 21

Item 6.       Exhibits and Reports on Form 8-K............................... 21

SIGNATURES   ................................................................ 22

Exhibit 31     Section 302 Certification

Exhibit 32     Section 906 Certification

ITEM 1    FINANCIAL STATEMENTS

                            DATAWORLD SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                   March 31,       June 30,
                                                                                      2004          2003*
                                                                                  (Unaudited)
                                                                                  ------------    ----------
                                     ASSETS
CURRENT ASSETS:
   Cash                                                                           $     11,192   $     11,888
   Accounts receivable, net of allowance                                               236,072        173,309
   Other current assets                                                                  5,061             --
                                                                                  ------------   ------------
TOTAL CURRENT ASSETS                                                                   252,325        185,197

PROPERTY, PLANT, AND EQUIPMENT, NET                                                     16,258             --
SECURITY DEPOSITS                                                                       12,119             --
                                                                                  ------------   ------------
TOTAL ASSETS                                                                      $    280,702   $    185,197
                                                                                  ============   ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Payable to asset-based lender                                                  $  1,766,055   $  1,838,655
   Accounts payable                                                                  3,020,648      3,200,009
   Accrued expenses and other                                                        1,201,792      1,137,009
   Billings in excess of costs and
        estimated earnings                                                              25,087           --
   Current portion of notes payable                                                     15,500         15,500
   Bankruptcy distributions payable                                                    286,809        270,332
   Secured subordinated debentures                                                      91,553         90,473
                                                                                  ------------   ------------
TOTAL CURRENT LIABILITIES                                                            6,407,444      6,551,978

Notes payable-related parties                                                          647,575        536,000
Accrued dividends on preferred stock                                                    31,095        393,436
Subscriptions received                                                                 135,000         35,000
                                                                                  ------------   ------------
TOTAL LIABILITIES                                                                    7,221,114      7,516,414
                                                                                  ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
8% Series B Convertible Preferred Stock,
 $.01 par value, stated value $1,000 per
 share; Redeemable at $1,250 per share;
 authorized, 3,000 shares; 1,559 and 1,595
 shares issued and outstanding at March 31,
 2004 and June 30, 2003, respectively                                                1,559,000      1,595,000
Common stock, $.001 par value; 40,000,000
Shares authorized, 39,780,429 and 34,240,313
issued and outstanding at March 31, 2004 and
June 30, 2003, respectively                                                             39,780         34,240
Additional paid-in capital                                                           6,822,259      3,144,931
Accumulated deficit                                                                (15,361,451)   (12,105,388)
                                                                                  ------------   ------------
TOTAL STOCKHOLDERS' DEFICIT                                                         (6,940,412)    (7,331,217)
                                                                                  ------------   ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                                                             $    280,702   $    185,197
                                                                                  ============   ============


*Condensed from audited financial statements
See accompanying notes to condensed consolidated financial statements.

                            DATAWORLD SOLUTIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE MONTHS ENDED MARCH 31,


                                                  2004           2003
                                              ------------   ------------
Net sales                                     $    304,536   $    286,834

Cost of goods sold                                 237,554         82,561
                                              ------------   ------------
     Gross profit                                   66,982        204,273
                                              ------------   ------------
Expenses:

Selling, general and administrative expenses       677,104        218,327
Interest expense                                   109,834         95,259
                                              ------------   ------------
       Total expenses                              786,938        313,586
                                              ------------   ------------
                                                  (719,956)      (109,313)
                                              ------------   ------------
Other income:

Commission income                                    6,019         31,977
Gain on settlement of debt                         230,235           --
                                              ------------   ------------
         Total other income                        236,254         31,977
                                              ------------   ------------
           Net loss                           $   (483,702)  $    (77,336)

Accrued dividends on preferred stock                31,095         31,900
                                              ------------   ------------

Net loss attributable to common shareholders  $   (514,797)  $   (109,236)
                                              ============   ============
Basic and diluted loss per share              $      (0.01)  $      (0.00)
                                              ============   ============
Weighted average common shares outstanding -
basic and diluted                               39,461,659     34,240,313
                                              ============   ============

See accompanying notes to condensed consolidated financial statements.

                            DATAWORLD SOLUTIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           NINE MONTHS ENDED MARCH 31,

                                                       2004           2003
                                                  ------------   ------------

Net sales                                         $    542,538   $    689,921

Cost of goods sold                                     383,797        305,163
                                                  ------------   ------------
     Gross profit                                      158,741        384,758
                                                  ------------   ------------
Expenses:

Selling, general and administrative expenses         3,383,375        563,655
Interest expense                                       356,729        324,764
                                                  ------------   ------------
       Total expenses                                3,740,104        888,419
                                                  ------------   ------------
                                                    (3,581,363)      (503,661)
                                                  ------------   ------------
Other income:

Commission income                                       93,206         94,255
Gain on settlement of debt                             326,473           --
                                                  ------------   ------------
         Total other income                            419,679         94,255
                                                  ------------   ------------
         Net loss                                 $ (3,161,684)  $   (409,406)

Accrued dividends on preferred stock                    94,379        112,232
                                                  ------------   ------------

Net loss attributable to common shareholders      $ (3,256,063)  $   (521,638)
                                                  ============   ============
Basic and diluted loss per share                  $      (0.09)  $      (0.02)
                                                  ============   ============
Weighted average common shares outstanding -
basic and diluted                                   37,179,108     33,992,704
                                                  ============   ============



See accompanying notes to condensed consolidated financial statements.

                            DATAWORLD SOLUTIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           NINE MONTHS ENDED MARCH 31,

                                                              2004         2003
                                                          -----------   -----------
Cash flows from operating activities:
Net loss                                                  $(3,161,684)  $  (409,406)
Adjustments to reconcile net loss to  cash
         used by operating activities:
           Depreciation                                           343         1,000
           Loss on seizure of assets                               --         5,460
           Amortization of note and bond discounts              1,530         1,080
           Gain on settlement of debt                        (326,473)           --
           Interest component of beneficial conversion
           feature of convertible loans                        66,333            --
           Common stock issued for consulting services        418,000            --
           Stock options granted for consulting services    1,965,165            --
           Common stock issued for officer compensation       236,500            --

             Changes in current assets and liabilities:
                Accounts receivable                           (62,763)      (78,172)
                Other current assets                           (5,061)           --
                Accrued interest on payable to
                     asset-based lender                        36,407            --
                Accounts payable and accrued liabilities      396,257       273,150
                Accrued interest on bankruptcy liability       16,477         7,060
                                                          -----------   -----------

                   Cash used by operating activities         (418,969)     (199,828)
                                                          -----------   -----------

Cash flows from investing activities:
Fixed asset acquisitions                                      (16,601)           --
Other assets                                                  (12,119)           --
                                                          -----------   -----------
                   Cash used in investing activities          (28,720)           --
                                                          -----------   -----------

Cash flows from financing activities:
Proceeds from notes and loans                                 215,000            --
Principal repayments on loans                                  (9,000)       (1,500)
Borrowings from asset-based lender                            203,565       796,605
Repayment of amounts due asset-based lender                  (312,572)     (600,149)
Proceeds from stock subscriptions                             100,000            --
Common stock sales                                            250,000            --
                                                          -----------   -----------
                   Cash provided by financing activities      446,993       194,956
                                                          -----------   -----------

Increase (decrease) in cash                                      (696)       (4,872)

Cash, beginning of period                                      11,888         4,872
                                                          -----------   -----------
Cash, end of period                                       $    11,192   $         0
                                                          ===========   ===========

                            DATAWORLD SOLUTIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           NINE MONTHS ENDED MARCH 31,

                                                              2004         2003
                                                          -----------   -----------
Supplemental disclosure of cash flow information:
Cash paid for income taxes                                $         0   $         0
                                                          ===========   ===========

Cash paid for interest                                    $         0   $         0
                                                          ===========   ===========



Non-Cash Investing and Financing Activities:
Conversion of notes payable and accrued
         interest and dividends to common stock           $   677,555   $        --
                                                          ===========   ===========
Accrued liabilities settled by cash payment
         from shareholder                                 $   281,985   $        --
                                                          ===========   ===========
Conversion of accrued liabilities to common stock         $   183,423   $        --
                                                          ===========   ===========
Dividends accrued on preferred stock                      $    94,379   $   112,332
                                                          ===========   ===========
Conversion of preferred stock and accrued
         dividends to common stock                        $    45,505   $        --
                                                          ===========   ===========



See accompanying notes to condensed consolidated financial statements.

                            DATAWORLD SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

(A) - Unaudited Interim Financial Information

The unaudited consolidated interim financial statements, and accompanying notes included herein, have been prepared by DataWorld Solutions, Inc., (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for the fair statement of the results of the three and nine months ended March 31, 2004 and 2003. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The results for the current interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company's latest annual report filed with the SEC on Form 10-KSB for the year ended June 30, 2003.

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

In October, 2003, the Company established a new subsidary, DWS Defense Systems, to address the demand for security and safety products, internationally and domestically.

(C) - Revenue Recognition

The Company records sales on its long-term contracts on a percentage-of-completion basis, based upon current estimates of costs to complete such contracts. Contract costs include all direct materials, labor and subcontractor costs. General and administrative expenses are accounted for as period charges and, therefore, are not included in the calculation of the estimates to complete. Anticipated losses are provided for in their entirety without reference to the percentage-of-completion. Costs and estimated earnings in excess of billings represent unbilled charges on long-term contracts consisting of amounts recognized but not billed. Billings in excess of costs and estimated earnings represent billed charges on long-term contracts consisting of amounts not recognized but billed.

Revenue from short-term contracts is recognized when the product is shipped and/or the service is rendered.

(D) - Net Income (Loss) Per Basic and Diluted Common Share

Net income (loss) per basic and diluted common share is computed on the basis of the weighted average number of basic and diluted common shares outstanding during the period. Only the weighted average number of shares of common stock outstanding was used to compute basic and diluted loss per common share for the three months and nine months ended March 31, 2004 and 2003. Options and warrants to purchase 3,000,000 and 160,000 shares of common stock, respectively, have been excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.

(E) - Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities. There were no differing methods of reporting income for tax purposes as compared to financial reporting purposes.

(F) - Property and Equipment

Property and equipment at March 31, 2004, are stated at cost less accumulated depreciation and amortization computed on a straight-line basis over the estimated useful lives of the respective assets, which range from three to five years. Leasehold improvements are amortized over the useful life of the improvement, or the lease term, whichever is less. Expenditures for maintenance, repairs and betterments, which do not materially extend the useful lives of the assets, are charged to operations as incurred. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

(G) - Stock-Based Compensation

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

In October and November, 2003, the Company issued 3,000,000 options to purchase shares of common stock at various exercise prices ranging from $0.50 to $5.00 per share, to individuals serving on the Advisory Board of DWS Defense Systems, Inc., a wholly owned subsidiary of the Company. The fair value of these options on their grant dates using the Black-Scholes pricing model was approximately $1,950,000, and the Company incurred a non-cash charge for this amount for the nine month period ended March 31, 2004 as a result of the issuance of these options. This amount is included in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations.

The determination of the fair value of these options was based on the following elements:

         Stock price volatility:  151%-187%
         Annual interest rate:  0.95%
         Dividends paid on common stock:  $0.00
         Estimated useful life of options:  5-10 years

(H)- Fair Value of Financial Instruments

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

(I) - Recent Accounting Pronouncements

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

NOTE 2: GOING CONCERN
        -------------

The Company has current assets of $252,325 (including $11,192 in cash) compared with current liabilities of $6,407,444, resulting in a working capital deficit of $6,155,119 as of March 31, 2004. In addition, the Company incurred a net loss of $3,161,684 for the nine months ended March 31, 2004 and has incurred significant net losses in each of the three preceding fiscal years and has a stockholder's equity deficit of $6,940,412 at March 31, 2004. Such deficits and recurring losses raise questions about the Company's ability to continue as a going concern.

Additionally, the Company's continuation is also threatened by the existence of numerous judgments by trade creditors, defaults on various secured indebtedness and delinquencies on certain tax obligations. These conditions could result in the seizure of Company assets and/or its being forced into bankruptcy. (See Note
7).

The Company is currently implementing a business plan that it believes will increase revenue and generate profits. The plan involves a series of
initiatives.   The  Company  is  seeking  to  restructure   its  liabilities  by
negotiating with secured and unsecured creditors and vendors to settle or restructure the outstanding debt, or exchange debt for equity. The Company is also actively engaged in raising capital through private investors. If successful, this will provide additional working capital and allow the Company to pursue more profitable projects and lines of business. The Company is working to complete all outstanding SEC filings and remain current on a going-forward basis. The Company is in the process of applying for re-listing on the OTC Bulletin Board, thereby increasing shareholder liquidity and gaining easier access to capital through equity transactions. In October, 2003 the Company formed a new subsidiary, DWS Defense Systems ("DWS"), to address the demand for security and safety products in the domestic and international business community. The Company believes that this new venture will complement and enhance its current product offerings and greatly expand its customer base. Additionally, the Company has formed an advisory board to assist DWS in the development and execution of its business plan. The board consists of several recognized business and industry leaders. These individuals will provide guidance and experience, access to prospective customers, and build industry awareness for DWS's products and services. The Company may also pursue strategic acquisitions that provide it with growth and vertical integration within this new area. There is no assurance that the Company will be successful in accomplishing its objectives. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3: NOTES PAYABLE - RELATED PARTIES
        -------------------------------

          Notes payable-related parties, as of March 31, 2004, consists of the following:

          TW Cable, LLC                        $247,900
          Edward Goodstein                      159,600
          Augustine Capital Mgmt                115,450
          Shareholder loan                      115,125
          J&B Associates                         25,000
                                               --------
                                                663,075
           (Less) current maturities            (15,500)
                                               --------
                                               $647,575
                                               ========

In January 2004, the Company entered into an agreement with a stockholder whereby the stockholder agreed to advance up to $200,000 to the Company on a short-term basis for purposes of settling outstanding judgments and financing ongoing projects. As of May 15, 2004, the outstanding balance was $115,125. The amounts advanced included $85,000 paid directly to a subcontractor on behalf the Company and $30,125 paid in settlement of outstanding judgments of $196,985, which resulted in the Company recognizing a gain of $166,860.

For the nine months ended March 31, 2004, the Company's borrowings from Augustine Capital Management ("Augustine") required the recognition of approximately $66,000 of additional interest expense related to the lender's right to convert the outstanding balance of their note payable into shares of common stock at a 25% discount from market. In March 2004, the Company borrowed $25,000 under the terms of this convertible note facility, bringing the cumulative borrowings thereunder to $199,000, of which $174,000 had been converted to common stock as of December 31, 2003. (See Note 6B). Any future borrowings under this agreement will result in the recognition of additional interest expense related to this beneficial conversion feature.

In March 2004, the Company entered into a new convertible note agreement with Augustine. Under the agreement, the Company received proceeds of $90,000 on a 6% discounted note of $100,800 which also accrues additional interest at 8%, payable quarterly. The agreement provides for the conversion of outstanding principal and interest into shares of common stock based on the average closing price of the stock for the ten trading days immediately preceding the conversion notice.

NOTE 4: OTHER RELATED PARTY TRANSACTIONS
        --------------------------------

As of March 31, 2004, approximately $237,000 of accrued compensation due the Company's President and Chief Executive Officer was included in accrued expenses on the Condensed Consolidated Balance Sheet. (See also Note 6B).

NOTE 5: INCOME TAXES
        ------------


No income  taxes  were  provided  since the  Company  incurred  losses  from its
operations.   As  of  March  31,  2004,  the  Company  has  net  operating  loss carry-forwards totaling approximately $19,800,000, expiring at various dates through fiscal 2023.

NOTE 6: CAPITAL STOCK TRANSACTIONS
        --------------------------

(A) Gain on settlement of debt


In November 2003, a former employee entered into an agreement to convert the outstanding balance of $44,790 of principal and interest on a note payable into 14,000 shares of common stock, valued at $9,800 or $0.70 a share. As a result of this transaction, the Company recorded a gain of $34,990.

In December 2003, the Company settled a $97,248 liability with the issuance of 60,000 shares of common stock valued at $36,000 or $0.60 a share. As a result of this transaction, the Company recorded a gain of $61,248.

In February 2004, the Company settled an $86,175 liability with the issuance of 60,000 shares of common stock. The shares were valued at $22,800, or $0.63 per share, the weighted average closing market price for the two days before and after the date of the settlement. As a result of this transaction, the Company recorded a gain of $63,375.

(B) Other capital stock transactions

In August 2003, as per the terms of the 8% Convertible Preferred Stock agreement, Augustine converted three shares of preferred stock with a stated value of $3,000 plus accrued dividends of $775 into 1,078,571 shares of Common Stock based on a conversion price of $0.0035 per share.

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

In December 2003, Augustine converted the outstanding balance of $185,550 of principal and interest on a note payable, together with $447,215 of outstanding dividends on their 8% Series B Convertible Preferred Stock, into 632,765 shares of common stock based on a conversion price of $1.00 per share

In January 2004, the Company issued 200,000 shares of common stock pursuant to a consulting agreement, to a relative of the Company's Chief Executive Officer. The shares were valued at $80,000, or $0.40 per share, the weighted average closing market price for the two days before and after the date of the agreement.

In January 2004, a stockholder/consultant subscribed for 400,000 shares of common stock for $100,000, or $0.25 per share, pursuant to a stock purchase agreement.

In February 2004, the Company issued 500,000 shares of common stock to the Company's Chief Operating and Financial Officer upon his acceptance of the position. The shares were valued at $236,500, or $0.47 per share, the weighted average closing market price for the two days before and after the date of his acceptance.

In February 2004, the Company issued 500,000 shares of common stock to four unaffiliated individuals, pursuant to four subscription agreements for total proceeds of $100,000 or $0.20 per share. Additionally, one of the individuals received an additional 100,000 shares of stock valued at $20,000, based on the share price implicit in the transaction, for his assistance in placing the shares with the other investors, which has been charged directly to equity as a cost of raising capital. Following is a schedule of changes in shareholders' deficit for the nine months ended March 31, 2004:


                                   8%                                              Retained
                                Preferred                  Common     Additional    Earnings       Stock-
                                  Stock       Common        Stock      Paid in    (accumulated     holder's
                                 Amount       Shares       Amount      Capital      deficit)       Deficit
                               -----------  ----------    ---------   ----------  ------------   ------------
Balance July 1, 2003            $1,595,000  34,240,313      $34,240   $3,144,931  $(12,105,388)   ($7,331,217)

Conversion of preferred stock
to common stock                   (36,000)   2,673,351        2,674       42,831                        9,505

Value of beneficial
conversion
feature of convertible loans                                              66,333                       66,333

Common stock sales                             900,000          900      249,100                      250,000

Common stock issued to
 Company officer                               500,000          500      236,000                      236,500

Common stock issued in
exchange for consulting
services                                       700,000          700      417,300                      418,000

Conversion of note payable
and accrued dividends to
common stock                                   632,765          632      632,133                      632,765

Conversion of note payable
and accrued interest to
common stock                                    14,000           14        9,786                        9,800

Conversion of accrued
liabilities to common stock                    120,000          120       58,680                       58,800

Stock options granted for
consulting services                                                    1,965,165                    1,965,165

Accrued dividends on 8%
preferred stock                                                                        (94,379)       (94,379)

Net loss for nine months
ended March 31, 2004                   --           --           --           --    (3,161,684)    (3,161,684)
                               ----------   ----------    ---------   ----------  ------------   ------------

Balance March 31, 2004         $1,559,000   39,780,429      $39,780   $6,822,259  $(15,361,451)  $ (6,940,412)
                               ===========  ===========   =========   ==========  ============   ============

NOTE 7: COMMITMENTS AND CONTINGENCIES
        -----------------------------

(A) Litigation matters

The Company is a party to legal matters arising in the general course of business. During fiscal 2001 and subsequently, the Company decided not to dispute litigation with suppliers and other creditors for collection of amounts owed to them. As a result, as of March 31, 2004, the Company had outstanding judgments amounting to $1,275,830. This balance is included in accounts payable in the accompanying condensed consolidated financial statements.

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

(C) Sales and payroll tax delinquencies

As of August 2001, the Company failed to remit sales taxes that it collected from customers in four states. As of March 31, 2004, approximately $378,000 was due these states (inclusive of estimated penalties and interest). The Company is presently negotiating a settlement of its approximately $317,000 liability with the State of New York. Should negotiations not be successful, the Company could be forced by the State of New York to cease operations.

As of March 2002, the Company failed to remit federal payroll taxes that it had collected. As of March 31, 2004, approximately $57,000 was due, inclusive of estimated penalties and interest. The Company recently entered into a formal payment agreement in settlement of this obligation. This agreement calls for the Company to make equal monthly installment payments of $3,000 until the obligation is paid in full.

NOTE 8: CONSULTING AGREEMENTS
        ---------------------

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

NOTE 9: SUBSEQUENT EVENTS
        -----------------

In April 2004, the Company's President and Chief Executive Officer contributed six million shares of common stock that he had previously held to the Company's treasury.

In April 2004, the Company settled a $10,303 liability for 39,326 shares of common stock valued at $0.262 per share, the weighted average closing price of the stock for the two days immediately preceding the agreement.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis covers material changes in the financial condition of Data World Solutions, Inc., (the "Company") since June 30, 2003 and material changes in the Company's results of operations for the three and nine months ended March 31, 2004, as compared to the same periods in 2003. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

This report contains forward-looking statements within the meaning of federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about the Company's future business plans and strategies, statements about its need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004, VS. THREE MONTHS ENDED MARCH 31, 2003

Sales revenue increased approximately 6.2 percent, to $304,536 for the three months ended March 31, 2004, from $286,834 for the comparative period in the prior year primarily due to the DWS Defense subsidiary completing its first project, offset by decreases attributable to reduced demand for the Company's data products as well as a reduction in sales staff.

Costs of revenue increased approximately 187.7 percent, to $237,554 for the three months ended March 31, 2004, from $82,561 for the three months ended March 31, 2003. Cost of sales for the comparable period in 2003 were significantly below normal levels due to the Company utilizing inventory with a market value of approximately $100,000, which, due to prior write-offs, had been carried on its books at a nominal value, therefore substantially reducing cost of sales for the period.

Gross profit decreased approximately 67.2 percent, to $66,982 for the three months ended March 31, 2004, from $204,273 for the three months ended March 31, 2003. Gross profit margin decreased to 22.0% for the three months ended March 31, 2004, compared to 71.2% for the three months ended March 31, 2003. The decrease was due to the utilization of previously written-off inventory discussed above, and a higher percentage of sales of lower margin products such as patchcords and other commodity-type products, as well as the lower margin associated with the construction and installation business.

Selling, general and administrative expenses increased approximately 210 percent, to $677,104 for the three months ended March 31, 2004, from $218,327 for the three months ended March 31, 2003. The increase is primarily related to stock-based compensation charges for officer's compensation and consulting fees, as disclosed in Note 6 and Note 8 to the Condensed Consolidated Financial Statements, as well as increased professional fees related to the Company's efforts to become current with its public reporting requirements.

Interest expense increased 15.3 percent, to $109,834 for the three months ended March 31, 2004, from $95,259 for the three months ended March 31, 2003. This was primarily related to interest expense incurred as a result of the beneficial conversion feature of a note payable.

(Note: Each of the two preceding expense totals for the 2003 period have been reclassified from the amounts disclosed in the Management Discussion and Analysis of the interim periods included in the Company's cumulative Form 10-KSB for the annual period ended June 30, 2003. Such reclassifications do not affect the net results of operations for the 2003 period.)

The Company incurred a net loss of $483,702 for the three months ended March 31, 2004, as compared to a net loss of $77,336 for the three months ended March 31, 2003, an increase of 525 percent, primarily due to the aforementioned non-cash charge and increased professional fees as well as a lower gross profit margin.

The net loss applicable to common shareholders for the three months ended March 31, 2004 and 2003 was $514,797 and $109,236, respectively. This was due to dividends accrued on convertible preferred stock of $31,095 and $31,900 for the three months ended March 31, 2004 and 2003, respectively.


NINE MONTHS  ENDED MARCH 31,  2004,  VS. NINE MONTHS ENDED MARCH 31, 2003

Sales revenue decreased approximately 21.4 percent, to $542,538 for the nine months ended March 31, 2004, from $689,921 for the comparative period in the prior year primarily due to decreases attributable to reduced demand for the Company's data products as well as a reduction in sales staff, offset by the DWS Defense subsidiary completing its first project in the third quarter of fiscal 2004.

Costs of revenue increased approximately 25.8 percent, to $383,797 for the nine months ended March 31, 2004, from $305,163 for the nine months ended March 31, 2003. Cost of sales for the comparable period in 2003 were significantly below normal levels due to the Company utilizing inventory in the third fiscal quarter with a market value of approximately $100,000, which, due to prior write-downs, had been carried on its books at a nominal value, therefore substantially reducing cost of sales for the period.

Gross profit decreased approximately 58.7 percent, to $158,741 for the nine months ended March 31, 2004, from $384,758 for the nine months ended March 31, 2003. Gross profit margin decreased to 29.3% for the nine months ended March 31, 2004, compared to 55.8% for the nine months ended March 31, 2003, due to the utilization of previously written-off inventory discussed above, and a higher percentage of sales of lower margin products such as patchcords and other commodity-type products, as well as the lower margin associated with the construction and installation business.

Selling, general and administrative expenses increased approximately 500 percent, to $3,383,375 for the nine months ended March 31, 2004, from $563,655 for the nine months ended March 31, 2003. The increase is related to non-cash charges for consulting expenses and officer's compensation related to the granting of common stock and options to certain individuals, as disclosed in
Note 1E, Note 6 and Note 8 to the Condensed  Consolidated  Financial Statements.

(Note: Each of the two preceding expense totals for the 2003 period have been reclassified from the amounts disclosed in the Management Discussion and Analysis of the interim periods included in the Company's cumulative Form 10-KSB for the annual period ended June 30, 2003. Such reclassifications do not affect the net results of operations for the 2003 period.)

Interest expense increased 9.8 percent, to $356,729 for the nine months ended March 31, 2004, from $324,764 for the nine months ended March 31, 2003. This was primarily related to interest expense incurred as a result of the beneficial conversion feature of a note payable.

The Company incurred a net loss of $3,161,684 for the nine months ended March 31, 2004 as compared to a net loss of $409,406 for the nine months ended March 31, 2003, an increase of 672 percent, primarily due to the aforementioned non-cash charges.

The net loss applicable to common shareholders for the nine months ended March 31, 2004 and 2003 was $3,256,063 and $521,638, respectively. This was due to dividends accrued on convertible preferred stock of $94,379 and $112,232 for the nine months ended March 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has current assets of $252,325 (including $11,192 in cash) compared with current liabilities of $6,407,444, resulting in a working capital deficit of $6,155,119 as of March 31, 2004. In addition, the Company incurred a net loss of $3,161,684 for the nine months ended March 31, 2004 and has incurred significant net losses in each of the three preceding fiscal years and has a stockholder's equity deficit of $6,940,412 at March 31, 2004. Such deficits and recurring losses raise questions about the Company's ability to continue as a going concern.

Additionally, the Company's continuation is also threatened by the existence of numerous judgments on trade payables, defaults on various secured indebtedness and delinquencies on certain tax obligations. These conditions could result in the seizure of Company assets and/or its being forced into bankruptcy. (See Note 7 to the Condensed Consolidated Financial Statements).

The Company is currently implementing a business plan that it believes will increase revenue and generate profits. The plan involves a series of
initiatives.   The  Company  is  seeking  to  restructure   its  liabilities  by
negotiating with secured and unsecured creditors and vendors to settle or restructure the outstanding debt, or exchange debt for equity. The Company is also actively engaged in raising capital through private investors. If successful, this will provide additional working capital and allow the Company to pursue more profitable projects and lines of business. The Company is in the process of applying for re-listing on the OTC Bulletin Board, thereby increasing shareholder liquidity and gaining easier access to capital through equity transactions.

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

The Company's cash balance at June 30, 2003 decreased $696, from $11,888 to $11,192 as of March 31, 2004. The decrease was the result of a combination of cash used for the repayment of loans totaling $321,572, investing activities totaling $28,720, and negative cash flows from operations totaling $418,969, offset by cash proceeds from shareholder loans and advances from the Company's asset-based lender totaling $418,565, and proceeds from commons stock sales totaling $350,000. Operating activities exclusive of changes in current assets and liabilities required $800,286, offset by an increase in receivables and other current assets of $67,824, and an increase in accounts payable and accrued liabilities of $449,141.

The Company's capital resources include private stock sales and loans and advances from principal shareholders. During the nine month period ended March 31, 2004, the Company borrowed $289,000 under the terms of its convertible loan agreements with Augustine, of which $174,000 had been converted into shares of common stock as of December 31, 2003. Subsequently, the Company has borrowed an additional $50,000 under the terms of these agreements, bringing the total indebtedness to $165,000. The agreements provide for additional borrowings of $251,000, all of which may be converted to common stock. Additionally, during the three month period ended March 31, 2004, the Company borrowed approximately $115,000 from an existing shareholder.

ITEM 3. CONTROLS AND  PROCEDURES

Daniel McPhee, Chief Executive Officer and Philip J. Rauch, Chief Financial Officer of DataWorld Solutions, Inc. have established and are currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company.

The Company's Chief Executive Officer and Chief Financial Officer conduct an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information it is required to disclose in its reports filed under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II. OTHER INFORMATION
         -----------------

ITEM 1 - LEGAL PRECEDINGS:

There were no new legal proceeding or significant developments in existing proceedings that occurred during the three months ended March 31, 2004.

ITEM 2 - CHANGES IN SECURITIES:

As a result of several transactions, the Company issued 1,360,000 shares of common stock during the three month period ended March 31, 2004, as disclosed in
Note 6 to the Condensed  Consolidated  Financial  Statements.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

As of March 31, 2004, the Company is in default on the following obligations, as disclosed in Note 7B to the Condensed Consolidated Financial Statements: The R&R Financing Agreement, the Secured Subordinated Debentures, and the Class 7 Bankruptcy Distributions. Additionally, as disclosed in Notes 7A and 7C, the Company has approximately $1.3 million in judgments entered against it for unpaid trade payables and is delinquent on payment of certain sales and payroll tax obligations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None.

ITEM 5 - OTHER INFORMATION:

         None.

Item     6 - Exhibits and Reports on Form 8-K

           (a) Exhibits:
               ---------
               Exhibit No.     Description
               ----------      ------------
                   31          Section 302 Certification
                   32          Section 906 Certification

           (b)    Reports on Form 8-K: None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DATAWORLD SOLUTIONS, INC.
Date:    May 19, 2004            By:  /s/ Daniel McPhee
     --------------------           -------------------
                                     Daniel McPhee
                                     President and Chief Executive Officer



Date:    May 19, 2004            By:  /s/ Philip J. Rauch
     --------------------           ---------------------
                                     Philip J. Rauch,
                                     Chief Financial Officer