Form 10KSB
period 2004-06-30
DATAWORLD SOLUTIONS INC
filed 2004-10-13
CIK 798438

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                          For the fiscal year ended   June 30, 2004
                                                      -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                          For the transition period from:           to
                                                          ----------  ----------

                          Commission file number 1-9263

       ------------------------------------------------------------------
                        DEFENSE TECHNOLOGY SYSTEMS, INC.
                 (Name of small business issuer in its charter)
       ------------------------------------------------------------------

           Delaware                                11-2816128
           --------                                ----------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

                275K Marcus Boulevard, Hauppauge, New York 11788
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code:   (631) 951-4000

Registrant's former name, former address and former fiscal year, if changed since last report: DataWorld Solutions, Inc.

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                                 --------------
                          Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X           No
                                -----            -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                            Yes   X           No
                                -----            -----

State issuer's revenues for its most recent fiscal year: $ 695,389
                                                         ---------

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 8, 2004 was approximately $4,090,302, based on the closing price on that date.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                            Yes               No   X
                                -----            -----

On October 4, 2004, 37,770,854 shares of common stock, $.001 par value were outstanding.

Transitional Small Business Disclosure Format:   Yes         No   X
                                                     -----      -----

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
                                TABLE OF CONTENTS


                                     PART I

Item 1.          Business
Item 2.          Properties
Item 3.          Legal Proceedings
Item 4.          Submission of Matters to a Vote of Security Holders

                           PART II

Item 5.          Market for the Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7.          Financial Statements
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A          Controls and Procedures

                          PART III

Item 9.          Directors and Executive Officers of the Company
Item 10.         Executive Compensation
Item 11.         Security Ownership of Certain Beneficial Owners and Management
Item 12.         Certain Relationships and Related Transactions .
Item 13.         Exhibits and Reports on Form 8-K
Item 14          Principal Accountant Fees and Services

SIGNATURES

Exhibit 31     Section 302 Certification

Exhibit 32     Section 906 Certification

                                     PART I

FORWARD LOOKING STATEMENTS

This annual report on Form 10-KSB (the "Report"), the other reports, statements, and information that the Company has previously filed or that it may subsequently file with the Securities and Exchange Commission and public announcements that the Company has previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be "forward-looking statements". These forward-looking statements relate to such matters as, among other things, the Company's anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

Forward looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. Readers are cautioned to review carefully the discussion concerning these and other risks which can materially affect the Company's business, operations, financial condition and future prospects.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intend," "expect," "anticipate," "assume", "hope", "plan," "believe," "seek," "estimate," "predict," "approximate," "potential," "continue", or the negative of such terms. Statements including these words and variations of such words, and other similar expressions, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable based upon its knowledge of its business, the Company cannot absolutely predict or guarantee its future results, levels of activity, performance, or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.

The Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of its business include, but are not limited to, the following: changes in spending patterns; changes in overall economic conditions; the impact of competition and pricing; the financial condition of the suppliers and manufacturers from whom the Company sources its merchandise; changes in tax laws; the Company's ability to hire, train and retain a consistent supply of reliable and effective participants in its marketing operations; general economic, business and social conditions in the United States; the costs of complying with changes in applicable labor laws or requirements, including without limitation with respect to health care; changes in the costs of interest rates, insurance, shipping and postage, energy, fuel and other business utilities; the risk of non-payment by, and/or insolvency or bankruptcy of, customers and others owing indebtedness to the Company; actions that may be taken by creditors with respect to the Company's obligations that are subject to default proceedings; threats or acts of terrorism or war; and strikes, work stoppages or slow downs by unions affecting businesses which have an impact on the Company's ability to conduct its own business operations.

Forward-looking statements that the Company makes, or that are made by others on its behalf with its knowledge and express permission, are based on a knowledge of the Company's business and the environment in which it operates, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward looking statements made herein. The Company cannot assure the reader that the results or developments anticipated by it will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for it or affect it, its business or operations in the way the Company expects. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates, or on any subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf, which are expressly qualified in their entirety by these cautionary statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or thereof or to reflect the occurrence of unanticipated events, other than as required to comply with the disclosure requirements of the federal securities laws.


ITEM 1 - BUSINESS

THE COMPANY

DEFENSE TECHNOLOGY SYSTEMS, INC. (the "Company") was incorporated in Delaware on January 7, 1998 as DataWorld Solutions, Inc. and commenced operations on March 7, 1998. The Company became publicly traded as a result of a reverse merger with Vertex Computer Cable & Products, Inc. ("Vertex") in December 1998. Previously in January 1998, Vertex secured certain financing that made effective Vertex's second amended plan of organization under Chapter 11 of the U.S. Bankruptcy Act. In June 2004, the Company changed its name to Defense Technology Systems. The Company consists of two operating divisions: DWS Manufacturing is a specialty assembler of electronic cable assemblies used in data systems and is also a distributor of cabling systems, components and cable management solutions; DWS Defense Systems is a distributor, installer and integrator of specialized security products. Both divisions operate in one business segment as contemplated by generally accepted accounting principles.

The Company seeks to add value to its products by providing connectivity solutions which may include distributed sales of passive components (electronic connectors, electronic wire and cable, cabinets and racks, and patch panels), and active components (hubs, bridges, routers, gateways and modems). The Company provides quality products at competitive prices for interconnection requirements including Fiber Optics, CAT 5, Telco, V.35, Wire Harnesses, Ethernet, Fast Ethernet, Token Ring, Flat Ribbon and Coax cables. The Company is one of only five exclusive domestic distributors of Corning Cable Systems Premise Wiring. Management believes that the Company's technical ability for providing connectivity solutions between the data system capabilities of many manufacturers and the specific connectivity needs of its customers, along with its reputation for providing manufactured, custom-made electronic cable assemblies that are subject to quality control testing, will be the principal factors on which the Company will base its future growth. The Company expects internal growth to be enhanced by what the Company perceives to be two continuing trends: (i) the increasing demand for data communications to provide timely information in the office environment and factory floor that requires connectivity solutions; and (ii) the growing number of alternatives available to organizations of all sizes in all types of industries to increase productivity through improved or upgraded computer data communications.

Driven by the need for added safety and security in this era of increased terrorist activity, in October 2003, the Company formed a new division, DWS Defense Systems, Inc., wholly owned subsidiary, which was created to distribute and install specialty products and equipment for the safety and security needs of the domestic and international business community.

The Company's executive offices are located at 275K Marcus Boulevard, Hauppauge, New York 11788 and its telephone number is (631) 951-4000. The Company's address on the World Wide Web is www.DataWorldDirect.com. Unless the context requires otherwise, all references herein to the Company and DTS mean Defense Technology Systems, Inc.

RECENT SIGNIFICANT DEVELOPMENTS
In August 2003, the Company entered into an 8% convertible note agreement with Augustine Capital Management ("Augustine"). Under the terms of the agreement with Augustine, the Company may borrow up to $500,000, with interest paid quarterly in arrears. All outstanding notes are due August 28, 2005. The agreement provides that the Company's indebtedness to Augustine (inclusive of accrued interest) may be converted into the Company's common stock at a price equal to 75% of the lowest bid price for the five trading days immediately preceding the conversion. The Company is required to reserve shares of common stock sufficient to satisfy the conversion of any outstanding advances. In December 2003, the then outstanding balance of $174,000 plus accrued interest was converted to common stock.

In October 2003, the Company formed a new wholly owned subsidiary, DWS Defense Systems, Inc. This subsidiary was created to address the growing safety and security concerns expressed by customers of Defense Technology Systems, Inc. In November 2003, DWS Defense Systems, Inc. formed an Advisory Board to assist management in the development and execution of the subsidiary's business plan. The board consisted of several recognized business and industry leaders who were chosen to provide guidance, access to prospective customers, and build industry awareness for the subsidiary's products and services. In September 2004, the Company dissolved the Advisory Board and announced its intention to add additional members to the Company's Board of Directors in order to more directly channel the expertise of certain individuals for the Company's benefit.

In April 2004, Daniel McPhee, the President and Chief Executive Officer of the Company, contributed for no consideration six million shares of common stock personally owned and held by him, to the Company's treasury. Mr. McPhee elected to return the shares for their use in acquisitions and other corporate purposes without the Company incurring additional dilution.

In June 2004, the Company entered into a settlement agreement with Rosenthal & Rosenthal ("R&R"), its asset-based lender. The agreement called for the conversion of the outstanding balance of $1,790,327, including accrued interest, into one million shares of common stock and a $250,000 note payable. The note has a term of three years and accrues interest at the current prime rate plus two percent.

In June 2004, the Company entered into a settlement agreement with two note holders, TW Cable LLC, and Edward Goodstein, which called for the conversion of the outstanding balance of $432,865, including accrued interest, into 110,000 shares of common stock.

In July 2004, the Company entered into an agreement with Georal International, Ltd. ("Georal") to acquire the patent for the GIL 2001 Security Doors (U.S. Patent No. 6,472,982). The agreement calls for the Company to issue Georal one million shares of common stock in exchange for the assignment of the patent.

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

The business strategy of the Company's Data Division is to develop a value-added distribution network through internal growth with a focus on connectivity solutions for data and telecommunications. Management believes it will continue to (i) introduce new connectivity solutions, (ii) improve operating efficiencies through a more efficient organizational structure, (iii) derive the benefits of critical mass through the opportunity to develop stronger relationships with, and obtain improved terms from key suppliers, and (iv) derive the benefits of critical mass through the ability to distribute to and service large national and international customers. In its relationship with its customers, the Company focuses on providing connectivity solutions. Such solutions include advising customers on the options available to meet their specific needs, and manufacturing custom-made electronic cable assemblies for the customers. In addition, the Company continues to service the customers with components and assemblies as the customer's system grows. Management believes that manufacturers of products generally choose to build relationships with distributorships capable of offering advisory services, technical support, and other services such as manufacturing custom-made electronic cable assemblies. The Company believes it is perceived as a value-added manufacturer by both suppliers and customers as a result of its technical skills and knowledge of the marketplace, access to and understanding of the product capabilities, and technical design and manufacturing capabilities for custom-made electronic cable assemblies. The Company also plans to focus its efforts on the marketing of its franchised distributorship with Corning Cable Systems, one of the premier fiber optic cable manufacturers in the Unites States.

The Company's newly formed Security Division was created to distribute and install specialty products and equipment for the safety and security needs of the domestic and international business community. The Company seeks to develop relationships with key product manufacturers and when possible, create a competitive edge by securing an exclusive distribution agreement with these manufacturers.

PRODUCTS AND SERVICES
The products and services of the Data Division consist principally of the design and sales of custom-made electronic cable assemblies and harnesses used as solutions for connectivity requirements in data communications. Additionally, the Company is a franchised distributor for the Corning Cable Systems premise wiring product line.

The products and services of the Security Division include bullet and blast resistant door and panels, glass laminate and glass-clad barriers, specialized data-center safety and security products, secure door systems, and video surveillance and recording equipment.

PRINCIPAL SUPPLIERS
A single manufacturer is manufacturing substantially all of the Company's Data Division cable assembly products, on a purchase order basis.

SALES AND MARKETING
The Company's Data Division offers a broad range of custom-made cable assemblies and harnesses used as connectivity solutions to end-users, professionals who install and service data communications, and original equipment manufacturers (OEM's). The Company operates through its location in the Northeast region of the United States. This location operates as a sales office in addition to supporting the design and manufacture of custom-made and standard cable assembly requirements for the entire Company. In order to effectively meet each customer's needs, the sales force first gains an understanding of the customer's system connectivity requirements before recommending one or more possible solutions. The Company generally does not participate in the design of computer applications but rather participates in the design and implementation of the connectivity solutions required for data communications.

The field sales force is supported by inside sales personnel, who handle incoming customer calls, perform sales estimates, provide responses to customer questions and assist in sales prospecting. Sales leads are typically generated by ongoing interaction with existing customers, sales calls to companies not currently customers, and referrals from suppliers. The Company is in the process of updating its web site in order to generate internet-based business in the future.

MAJOR CUSTOMERS
The Company's net sales are currently concentrated among three major customers who accounted for 29%, 26%, and 19% of net sales, respectively, in fiscal 2004.

COMPETITION
All aspects of the Company's business are highly competitive. The Company competes with several national distributors, which have greater financial and other resources than the Company. The Company also competes with numerous distributors on a local or regional basis. The Company believes that its ability to design and manufacture custom cable assemblies as well as make available technical support, differentiates the Company's from its primary competitors and gives the Company a certain competitive advantage. Additionally, where possible the Company seeks to establish exclusive distribution agreements with manufacturers of specialized products in order to create a competitive advantage. There can be no assurance the Company will be able to successfully exploit such advantage.

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

EMPLOYEES
The Company currently has four full-time employees. Of these, two are sales and marketing personnel, and two are executives. None of the Company's present employees are covered by a collective bargaining agreement. The Company considers its employee relations to be generally satisfactory. The Company retains consultants and sub-contractors on a continuing and as-needed basis to handle additional workflow.


ITEM 2 - PROPERTIES

The Company's only facility is located at 275K Marcus Boulevard, Hauppauge, New York, where it moved at the end of February 2004. This location consists of 1,400 square feet of office space, and 1,400 square feet of warehousing space. The Company recently signed a four-year lease for this facility, and considers this space to be adequate for its present needs. The lease is for a period of four years with an annual rent of $30,800 and a 3% annual increase in each of the three subsequent years. This charge is inclusive of real-estate taxes and common area charges, but does not include utilities. Previously the Company leased space on a month-to-month basis in a nearby location.

ITEM 3 - LEGAL PROCEEDINGS

The Company is a party to legal matters arising in the general conduct of business. The ultimate outcome of such matters is not expected to have a material adverse effect on the Company's results of operations or financial position. During fiscal 2001 and subsequently, the Company decided not to dispute litigation with suppliers and other creditors for collection of amounts owed to them. As a result, through September 2004, the Company had outstanding judgments amounting to $527,051.

In September 2000, the Company began to negotiate a potential merger with American Access Technologies ("AAT") which resulted in a Merger Agreement being signed in April 2001. In June 2001, the Company was notified by AAT that they were unilaterally terminating the agreement claiming that the Company had suffered material and adverse changes and that such changes entitled AAT to terminate the agreement. AAT then filed suit against the Company seeking reimbursement of various incurred costs. The Company has filed a countersuit against AAT alleging wrongful termination. The matter is currently set for trial in November 2004.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During June 2004, the Company changed its name from DataWorld Solutions, Inc., to Defense Technology Systems, Inc. This change in the Certificate of Incorporation was approved by a written majority of all of the outstanding shares of the Company in accordance with applicable Delware law. Notice to non-consenting shareholders was given thereafter.


                                     PART II


ITEM 5 - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Current symbol - DFTS.OB

The Company's common stock traded on the National Quotation Bureau's Pink Sheets from November 2001 through June 2004, and on the NASDAQ Over-The-Counter Electronic Bulletin Board since then. The following table shows the quarterly range of the high and low closing bid prices for the Common Stock on the Over-The- Counter Electronic Bulletin Board and the Pink Sheets since July 1, 2003, for the periods indicated.


               Common Stock
                  Period                         High            Low
--------------------------------------          ------          -----

FISCAL 2004
First Quarter ended September 30, 2003           .19             .01
Second Quarter ended December 31, 2003           .87             .14
Third Quarter ended March 31, 2004               .53             .14
Fourth Quarter ended June 30, 2004               .51             .15

FISCAL 2003
First Quarter ended September 30, 2002           .02             .01
Second Quarter ended December 31, 2002           .02             .01
Third Quarter ended March 31, 2003               .01             .01
Fourth Quarter ended June 30, 2003               .02             .01

Recordholders
As of September 30, 2004, there were approximately 175 holders of record of the Company's common stock.


Dividends
The Company has never paid a cash dividend on its common stock and the Company does not anticipate paying any dividends on the common stock in the foreseeable future. The Company anticipates retaining future earnings, if any, to fund capital development.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sale of our securities without registration from April 1, 2004 through June 30, 2004.

Issuance of stock in exchange for outstanding debt:

     o In April 2004, the Company issued 39,326 shares of common stock valued at $10,303, or $0.26 per share pursuant to a settlement agreement with a vendor.

     o In April 2004, the Company issued 12,000 shares of common stock valued at $3,996, or $0.33 per share pursuant to a settlement agreement with a note holder.

     o In June 2004, the Company issued 1,000,000 shares of common stock to its asset-based lender valued at $402,000, or $0.40 per share, pursuant to a settlement agreement.

     o In June 2004, the Company entered into an agreement with a note holder to convert the outstanding principal and accrued interest into 110,000 shares of common stock valued at $432,865, or $0.25 per share.

     o In June 2004, the Company entered into an agreement with a vendor to settle an outstanding debt in exchange for the issuance of 5,000 shares of common stock valued at $2,055, or $0.41 per share.

Issuance of stock in exchange for other consideration:

     o In June 2004, an existing shareholder entered into an agreement with the Company to purchase 35,000 shares of common stock for $10,000, or $0.29 per share.

The above issuances were exempt from registration under the Securities Act of 1993 in that they did not constitute public offerings.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes, included herein. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of Part I of this Annual Report on Form 10-KSB. Our actual results could differ materially from the results anticipated in these statements as a result of a variety of factors, including those discussed in our filings with the Securities and Exchange Commission and as discussed in the section under the heading "Forward Looking Statements" in this Report.

RESULT OF OPERATIONS
Net sales decreased 27% from $950,656 in fiscal year 2003 to $695,389 in 2004. The decline in data sales due to economic factors and lack of working capital, was partially offset by $177,000 in sales by the Company's newly formed Security Division.

Gross profit amounted to $207,766 in fiscal 2004 versus $544,768 in 2003. Gross profit margin decreased to 30% in 2004 from 57% in 2003. The fiscal year 2004 gross profit margin was more representative of the Company's typical gross margin as the fiscal 2003 gross margin benefited from a the completion of a major, non-recurring contract that called for the Company to provide labor only, which resulted in a significantly higher gross margin. Additionally, the gross margin on sales of the Company's newly formed Security Division was only 3% as this represented the Company's first effort in this new market.

Selling, general and administrative expenses increased approximately 376% to $3,815,393 for the year ended June 30, 2004, from $801,127 for the year ended June 30, 2003. The increase is primarily related to $2,772,665 of non-cash charges for consulting expenses and officer's compensation related to the granting of common stock and options to certain individuals. Additionally, as a result of the Company's efforts to become current in its public reporting requirements, professional fees were $308,784 in fiscal 2004 versus $4,319 in fiscal 2003.

Interest expense amounted to $427,254 in 2004 versus $363,643 in 2003. Interest expensed increased in 2004 due to the beneficial conversion feature of $83,000 related to a note payable to a related party.

Depreciation and amortization included in selling, general and administrative expenses, was $5,360 in 2004 and $1,440 in 2003.

The Company had a net loss of $2,200,599 in 2004 compared to a net loss of $492,495 in 2003.

The net loss applicable to common shareholders was $2,326,072 in 2004 and $636,627 in 2003 primarily due to the dividends declared on convertible preferred stock.

LIQUIDITY AND FINANCIAL CONDITION AS OF JUNE 30, 2004
The Company has current assets of $93,165 (including $3,920 in cash) compared with current liabilities of $4,486,259, resulting in a working capital deficit of $4,393,094 as of June 30, 2004. This compares with current assets of $185,197 in 2003 and a working capital deficit of $6,366,781. Current liabilities decreased mainly due to the settlement of the Company's obligation with its asset-based lender. The Company's working capital is clearly not sufficient to meet the Company's current liquidity needs. The Company has relied upon cash flow generated from operations, loans from third party lenders, and private sales of equity securities to sustain itself during the year.

The Company's cash balance at June 30, 2003 decreased $7,968 from $11,888 to $3,920 as of June 30, 2004. The decrease was the result of a combination of cash used for repayment of loans totaling $327,572, investing activities totaling $28,721 and negative cash flows from operations totaling $489,140, offset by direct cash proceeds from shareholder loans and advances from the Company's asset-based lender totaling $477,465; indirect loan proceeds (paid directly to vendors and creditors) of $115,125 and proceeds from common stock sales totaling $360,000. Operating activities for the year ended June 30, 2004 exclusive of changes in current assets and liabilities required $1,080,651, offset by a decrease in receivables and other current assets of $84,064, and an increase in accounts payable and accrued liabilities of $507,447.

The Company's capital resources include private stock sales and loans and advances from principal shareholders. During the year ended June 30, 2004, the Company borrowed $264,000 under the terms of its convertible loan agreements with Augustine. In December 2003, Augustine converted $174,000 of loan principal, including $75,000 borrowed during fiscal 2003, into shares of common stock. These agreements provide for additional borrowings of $251,000, all of which may be converted to common stock. Additionally, during the year ended June 30, 2004, the Company borrowed approximately $125,000 from an existing shareholder, of which approximately $115,000 was paid directly to the Company's vendors and creditors.

During the fiscal year ended June 30, 2002, the Company decided to self-insure against its liability risks. There have been no claims against the Company with respect to any insurable risks. In February 2004, the Company purchased property and general liability insurance.

The Company is currently implementing a business plan that it believes will strengthen the balance sheet, increase revenue and return it to profitability. The plan involves a series of initiatives. The Company is seeking to restructure its liabilities by negotiating with secured and unsecured creditors and vendors for forgiveness of certain outstanding debt, or to exchange debt for equity. Through the end of fiscal 2004, the Company has settled a total of approximately $2 million in exchange for cash payments of approximately $37,000 and new equity issuances valued at $472,000, resulting in a gain of approximately $1.5 million. The Company continues to seek settlements of outstanding debt.

In the fourth quarter of fiscal 2004 the Company was advised by its counsel that pursuant to applicable commercial law, certain of its trade obligations are statutorily unenforceable after periods of four or six years, as applicable, from the date of their incurrence. Accordingly the Company has written off $230,597 of accounts payable which amount is included in gain on settlement and write-off of debt for the year ended June 30, 2004.

The Company is actively engaged in raising capital through private investors. This will provide additional working capital and allow it to increase revenue and pursue more profitable projects. In order to facilitate this process, in April 2004 the Company's CEO, a major shareholder, contributed six million shares of the Company's common stock to its treasury for no consideration. During fiscal 2004, the Company raised $360,000 through sales of common stock. The Company has expanded into the security business which it believes will complement and enhance its current product offerings and greatly expand its customer base. The Company may also pursue strategic acquisitions that provide it with growth and vertical integration within this new area. The Company may benefit from additional liabilities becoming statutorily barred from collection.

If management is not successful in implementing the initiatives discussed in the preceding paragraphs, it could result in the severe curtailment of the Company's operations and/or the seizure of its assets and/or its being forced into bankruptcy. There is no assurance that the Company will be successful in accomplishing its objectives. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


INFLATION
For the last fiscal year, the Company has not been significantly affected by inflation.


ITEM 7 - FINANCIAL STATEMENTS

The financial statements listed in the index in Item 13-a are attached as part of this report commencing on page F-1.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 8-A  - CONTROLS AND PROCEDURES

Daniel McPhee, Chief Executive Officer and Philip J. Rauch, Chief Financial Officer of Defense Technology Systems, Inc., have established and are currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company.

The Company's Chief Executive Officer and Chief Financial Officer conducted an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that the Company's disclosure controls and procedures are effective for gathering, analyzing, and disclosing the information it is required to disclose in its reports filed under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or any other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Director and Executive Officers of the Company and certain information concerning them as of September 30, 2004, are set forth below:

       Name             Position With The Company                       Age
--------------------    -------------------------                       ---
Daniel McPhee          Chairman of the Board,                            40
                       President, Chief Executive Officer
                       and Director

Philip J. Rauch        Chief Operating and Financial Officer,            44
                       and Director

Mr. Daniel McPhee has been Chairman of the Board of Directors, President, Chief Executive and Director since December 17, 1998. He also served as Chief Financial Officer through January 31, 2004. Prior thereto, and since 1992, Mr. McPhee was associated with Elcan Technologies Corp. ("ETC") as senior sales representative and was promoted to Executive Vice President in early 1997. From 1988 to 1992, Mr. McPhee was employed by United Datacom & Cable, Inc. as a salesman and Vice President. From 1985 to 1988, Mr. McPhee was a project manager with Forest Electric Corp. In 1985, Mr. McPhee received a bachelor's degree in Business Administration from Adelphi University. Mr. McPhee is a member of the Communication Managers Association.

Mr. Philip J. Rauch has been the Chief Operating and Financial Officer since February 1, 2004, and a Director since June 1, 2004. Prior thereto, and since 1997, Mr. Rauch was associated with AboveNet, Inc. (formerly Metromedia Fiber Network, Inc.) as Vice President, Carrier Business Operations, and since 2001 as Controller. From 1993 to 1997, Mr. Rauch was Vice President, Controller of Columbus Construction, a heavy construction company with several plant facilities. From 1989 to 1993 he was Vice President and Chief Financial Officer of F. Garofalo Electric Co., a Local #3 IBEW engineering and construction company. Mr. Rauch earned a Bachelor of Science in Economics degree from the University of Pennsylvania Wharton School of Business, with a concentration in finance and accounting. He also earned a certificate in Construction Management from the Institute of Design and Construction in New York. Mr. Rauch is a member of the American Management Association and the Construction Financial Management Association.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year indicated, all compensation awarded to, earned by or paid to all individuals serving as the Company's Chief Executive Officer ("CEO") or acting in a similar capacity and all executive officers of the Company who earned more than $100,000 annually.

                           SUMMARY COMPENSATION TABLE


                                                         LONG-TERM COMPENSATION
                                                 Other   ----------------------
                                                Annual               All Other
                                                Compen-    Number     Compen-
     Name and          Fiscal  Salary    Bonus  sation      of        sation
 Principal Position     Year     ($)      ($)     ($)     Options       ($)
---------------------  ------  ------    -----  -------   -------    ---------

Daniel McPhee           2004   $134,135   $ -   $9,000        -           $ -
   Chief Executive      2003   $150,000   $ -  $18,500        -           $ -
   Officer (1)          2002   $150,000   $ -  $27,900        -           $ -

Philip J. Rauch         2004    $25,705   $ -   $6,250        -     $ 236,500
   Chief Operating
   and Financial
   Officer

(1) See Item 12.

The Company currently has no pension plan for employees.

No options were granted to or exercised by the Executive Officers during the fiscal year ended June 30, 2004. The Executives held no options at June 30, 2004.

DIRECTORS' COMPENSATION
The Company did not pay any director's fees during the 2004 fiscal year.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 30, 2004, certain information regarding beneficial ownership of the Common Stock held by each person known by the Company to own beneficially more than 5% of the Common Stock, each of the Company's directors, each of the executive officers named in the Summary Compensation Table, and all of the Company's executive officers and directors as a group.


Beneficial Ownership
Name and Address                 Shares             %
--------------------           ---------          ------

Daniel McPhee                  3,185,000           8.6%
275K Marcus Blvd.
Hauppauge, NY  11788

Philip J. Rauch                  500,000           1.4%
275K Marcus Blvd.
Hauppauge, NY   11788

All directors and              3,685,000          10.0%
officers as a group

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2004, Daniel McPhee, the President and Chief Executive Officer of the Company, contributed for no consideration six million shares of common stock personally owned and held by him, to the Company's treasury.

As of June 30, 2004, approximately $234,000 of accrued compensation due the Company's President and Chief Executive Officer was included in accrued expenses on the Consolidated Balance Sheet.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)        CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm                 F1
Consolidated Balance Sheet as of June 30, 2004                          F2
Consolidated Statements of Operations for the years ended
  June 30, 2004 and 2003                                                F3
Consolidated Statements of Changes in Stockholders' Deficit
  for the years ended June 30, 2004 and 2003                            F4 - F5
Consolidated Statements of Cash Flows for the years ended
  June 30, 2004 and 2003                                                F6 - F7
Notes to Consolidated Financial Statements                              F8 - F29


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

     3.3 Certificate of Amendment to the Certificate of Incorporation dated June 28, 2004

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

     4.4 Certificate of Designation of Series B 8% Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 to the registrant's annual report on Form 10K-SB for the year ended June 30, 2000)

     4.5 Eight-Percent (8%) Convertible Note Agreement between the Company and Augustine Fund, LP, dated August 28, 2003 (incorporated by reference to Exhibit 4.5 to the registrant's annual report on Form 10K-SB for the year ended June 30, 2003)

     4.6 Second Modification Agreement between Edward Goodstein, TW Cable LLC, Daniel McPhee and DataWorld Solutions, Inc., dated June 7, 2004

     4.7 Settlement Agreement between Rosenthal & Rosenthal, Inc. and DataWorld Solutions, Inc., dated June 1, 2004

     4.8 Promissory Note between DataWorld Solutions, Inc. and Rosenthal and Rosenthal, Inc., dated June 1, 2004

(10)  Material Contracts

     10.1 Agreement by and among Vertex Computer Cable & Products, Inc. and Daniel McPhee and Christopher Francis and TW Cable LLC and Edward Goodstein and DataWorld Solutions, Inc. dated December 18, 1998 (incorporated by reference to Exhibit 1.1 to the registrant's report on Form 8-K dated December 18, 1998)

     10.2 Agreement by and among DataWorld Solutions, Inc. and Daniel McPhee and TW Cable LLC and Edward Goodstein, dated December 4, 2002 (incorporated by reference to Exhibit 10.2 to the registrant's annual report on Form 10K-SB for the year ended June 30, 2003)

     10.3 Consulting Agreement - SMG Marketing Group, Inc. dated September 10, 2001 (incorporated by reference to Exhibit 10.3 to the registrant's annual report on Form 10K-SB for the year ended June 30, 2003)

     10.4 Consulting Agreement - Lawrence Dobroff dated June 30, 2001 (incorporated by reference to Exhibit 10.4 to the registrant's annual report on Form 10K-SB for the year ended June 30, 2003)

     10.5 Consulting Agreement - Bernard Kerik dated October 29, 2003 (incorporated by reference to Exhibit 10.5 to the registrant's annual report on Form 10K-SB for the year ended June 30, 2003)

     10.6 Consulting Agreement - Donald DiRenzo dated November 10, 2003 (incorporated by reference to Exhibit 10.6 to the registrant's annual report on Form 10K-SB for the year ended June 30, 2003)

     10.7 Consulting Agreement - Scott Vining dated November 10, 2003 (incorporated by reference to Exhibit 10.7 to the registrant's annual report on Form 10K-SB for the year ended June 30, 2003)

     10.8 Consulting Agreement - Robert T. Schanz dated November 10, 2003 (incorporated by reference to Exhibit 10.8 to the registrant's annual report on Form 10K-SB for the year ended June 30, 2003)

     10.9 Acquisition of Patent Agreement between Georal International, Ltd., DataWorld Solutions, Inc., DWS Defense Systems, Inc., and Alan J. Risi, dated July 2, 2004.


Certifications

     31 Certification of Chief Executive and Financial Officers pursuant to 18 U.S.C. Section 1850, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certification of the Chief Executive and Financial Officers Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1850, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)      REPORTS ON FORM 8-K

The Company's report on Form 8-K dated April 30, 2004

On April 30, 2004, the Registrant filed a Current Report on Form 8-K, announcing the return by the Company's Chief Executive Officer of six million shares of common stock to the Company's treasury.



ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its independent accountants, BP Audit Group PLLC, applicable to the fiscal years ended June 30, 2004 and 2003:

      Fee category                     2004              2003
      ------------                     ----              ----

 Audit fees                          $ 54,649        $ 124,380

 Audit-related fees                         -                -

 Tax fees                                   -            6,243

 All other fees                             -                -
                                     --------        ---------


     Total fees                      $ 54,649        $ 130,623
                                     ========        =========

Audit fees: Consists of fees for professional services rendered by our principal accountants for the audit of the Company's annual financial statements and the review of financial statements included in the Company's Form 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements. Fees in fiscal 2003 relate to the Company's filing of a cumulative Form 10-KSB for three annual audited periods.

Audit-related fees: Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit fees."

Tax fees: Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning prior to September, 2003.

 All other fees: Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  DEFENSE TECHNOLOGY SYSTEMS, INC.

                  By:      /s/  Daniel McPhee
                           ---------------------------
                           Daniel McPhee,
                           President, Chief Executive
                           Officer and Chairman
                            of the Board


                           /s/  Philip J. Rauch
                           --------------------------
                           Philip J. Rauch
                           Chief Financial Officer
                           (Principal Accounting Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  By:      /s/  Daniel McPhee
                           ---------------------------
                           Daniel McPhee,
                           President, Chief Executive
                           Officer and Chairman
                            of the Board


                           /s/  Philip J. Rauch
                           -------------------------
                           Philip J. Rauch
                           Chief Financial Officer
                           (Principal Accounting Officer)

            Report of Independent Registered Public Accounting Firm

Board of Directors of
Defense Technology Systems, Inc.:

We have audited the accompanying consolidated balance sheet of Defense Technology Systems, Inc., (formerly DataWorld Solutions, Inc.) and Subsidiaries (the "Company") as of June 30, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Defense Technology Systems, Inc. and Subsidiaries as of June 30, 2004 and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered losses from operations and has net working capital and stockholders' equity deficits that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2-D. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/     BP Audit Group, PLLC


Farmingdale, NY
September 30, 2004

                                       F1

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2004


ASSETS
CURRENT ASSETS:
   Cash                                                                  $3,920
   Accounts receivable                                                   87,745
   Other current assets                                                   1,500
                                                                    ------------
TOTAL CURRENT ASSETS                                                     93,165

PROPERTY, PLANT AND EQUIPMENT, net                                       15,202
SECURITY DEPOSITS                                                        12,119
                                                                    ------------

TOTAL ASSETS                                                           $120,486
                                                                    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable                                                   $2,932,351
  Accrued expenses and other                                          1,008,417
  Bankruptcy distributions payable                                      292,120
  Notes payable-related parties, current                                160,738
  Secured subordinated debentures                                        92,633
                                                                    ------------
TOTAL CURRENT LIABILITIES                                             4,486,259

Notes payable-related parties                                           381,087
Accrued dividends on preferred stock                                     62,189
                                                                    ------------
TOTAL LIABILITIES                                                     4,929,535
                                                                    ------------

COMMITMENTS AND CONTINGENCIES (Notes 2,6,7,9,10,11 and 12)

STOCKHOLDERS' DEFICIT:

8% Series B Convertible Preferred Stock, $.01 par value,
stated value $1,000 per share; Redeemable at $1,250 per share;
authorized, 3,000 shares; 1,559 shares issued and outstanding         1,559,000

Common stock, par value $.001 per share; 40,000,000 shares
 authorized, 34,781,755 shares issued and outstanding                    34,782
Additional paid-in capital                                            8,028,629
Accumulated deficit                                                 (14,431,460)
                                                                    ------------
TOTAL STOCKHOLDERS' DEFICIT                                          (4,809,049)
                                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT:                           $120,486
                                                                    ============

The accompanying notes are an integral part of these financial statements.


                                       F2

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Years Ended
                                                            June 30,
                                                      2004           2003
                                                 --------------  ---------------
Net sales                                              $695,389        $950,656
Cost of goods sold                                      487,623         405,888
                                                 --------------  ---------------
     Gross profit                                       207,766         544,768
                                                 --------------  ---------------
Selling, general and administrative expenses          3,815,393         801,127
Interest expense                                        427,254         363,643
                                                 --------------  ---------------
     Total expenses                                   4,242,647       1,164,770
                                                 --------------  ---------------
                                                     (4,034,881)       (620,002)
                                                 --------------  ---------------
Commission income                                        93,205         127,507
Gain on settlements and write-off of debt             1,741,077               -
                                                 --------------  ---------------
                                                      1,834,282         127,507
                                                 --------------  ---------------
Net loss                                             (2,200,599)       (492,495)
Accrued dividends on preferred stock                   (125,473)       (144,132)
                                                 --------------  ---------------
Net loss attributable to common shares               (2,326,072)       (636,627)
                                                 ==============  ===============

Basic and diluted loss per share                   $      (0.07)   $      (0.02)
                                                 ==============  ===============
Weighted average common shares outstanding -
basic and diluted                                    35,659,992       32,828,357
                                                 ==============  ===============

   The accompanying notes are an integral part of these financial statements.


                                       F3


                                   DEFENSE TECHNOLOGY SYSTEMS, INC.
                      STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' DEFICIT
                                  YEARS ENDED JUNE 30, 2004 AND 2003

                              8%      $6.00
                           Preferred Preferred            Common           Treasury   Add'l
                             Stock     Stock    Common    Stock   Treasury  Stock    Paid-In    Retained   Stockholder's
                            Amount    Amount    Shares    Amount   Shares   Amount   Capital    Earnings      Deficit
                          ----------------------------------------------------------------------------------------------

Balance July 1, 2002      $1,595,000 $650,000 33,740,313 $33,740         -     $-  $1,209,297 $(11,468,761) $(7,980,724)

Correction for shares
 previously cancelled                         (1,200,000) (1,200)                       1,200

Issuance of common stock
 in exchange for debt,
 accrued interest,
 preferred stock and
 accrued dividends                   (650,000)   500,000     500                    1,935,634                 1,286,134

Accrued dividends on 8%
 preferred stock                                                                                  (127,600)    (127,600)

Accrued dividends on $6.00
preferred stock                                                                                    (16,532)     (16,532)

Net loss                                                                                          (492,495)    (492,495)
                          ---------- -------- ---------- -------- --------- ----- ------------ ------------- -----------

Balance June 30, 2003     $1,595,000     $-   33,040,313 $33,040         -    $-    $3,146,131  (12,105,388)  (7,331,217)
                          ========== ======== ========== ======== ========= ===== ============ ============= ===========


                                       F4


Balance July 1, 2003      $1,595,000    $-    33,040,313 $33,040         -    $-   $3,146,131 $(12,105,388) $(7,331,217)

Conversion of preferred
 stock and accrued
 dividends into common
 stock                       (36,000)          3,120,566   3,121                      489,599                   456,720

Value of beneficial
 conversion  feature of
 convertible loans                                                                     83,000                    83,000

Return of common shares to
 treasury by CEO                                               6,000,000 (2,256,000) 2,256,000                        -

Cancellation of treasury
 stock                                     (6,000,000) (6,000)(6,000,000) 2,256,000 (2,250,000)                       -

Common stock sales                          1,335,000   1,335                          358,665                  360,000

Common stock issued
 pursuant to  subscription
 received                                     350,000     350                           34,650                   35,000

Common stock issued to
 Company officer                              500,000     500                          236,000                  236,500

Common stock issued in
 exchange for consulting
 services                                     700,000     700                          417,300                  418,000

Conversion of note payable
 and accrued interest to
 common stock                                 435,550     436                          214,164                  214,600

Issuance of stock in
 settlement of note
 payable and accrued
 interest                                     124,000     124                          448,977                  449,101

Issuance of common stock
 in settlement of
 liability to asset-based
 lender                                     1,000,000   1,000                          401,000                  402,000

Issuance of stock in
 settlement of accrued
 liabilities                                  176,326     176                           74,978                   75,154

Stock options granted for
 consulting services                                                                 2,118,165                2,118,165

Accrued dividends on 8%
 preferred stock                                                                                   (125,473)   (125,473)

Net loss                                                                                         (2,200,599) (2,200,599)
                          ---------- -------- ---------- -------- --------- ----- ------------ ------------- -----------

Balance June 30, 2004     $1,559,000     $-   34,781,755 $34,782         -    $-    $8,028,629 ($14,431,460) ($4,809,049)
                          ========== ======== ========== ======== ========= ===== ============ ============= ===========

   The accompanying notes are an integral part of these financial statements.



                                       F5


                                                   DEFENSE TECHNOLOGY SYSTEMS, INC.
                                                   CONSOLIDATED STATEMENTS OF CASH
                                                                 FLOWS
                                                              Years Ended
                                                                June 30,
                                                           2004        2003
                                                        ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $(2,200,599)  $(492,495)
Adjustments to reconcile net loss to net
  cash used by operating activities
Depreciation and amortization                                 1,400           -
Amortized bond discount                                       3,960       1,440
Interest component of beneficial conversion feature
   of convertible loans                                      83,000           -
Gain on settlements and write off of debt                (1,741,077)          -
Stock and options granted for consulting services         2,536,165      62,941
Stock issued for officer compensation                       236,500           -

Change in current assets and liabilities:
       Decrease/(increase) in accounts receivable            85,564     (28,803)
       Increase in prepaid expenses and other assets         (1,500)          -
       Accrued interest on bankruptcy liability              21,788
       Accrued interest on payable to asset-based lender     60,679           -
       Increase in accounts payable and other
       accrued expenses                                     424,980     324,100
                                                           --------    --------
       Cash used by operating activities                   (489,140)   (132,817)
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset acquisitions                                    (16,602)      7,500
Security deposits                                           (12,119)
                                                           --------    --------
              Cash provided (used) by investing
               activities                                   (28,721)      7,500
                                                           --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from asset-based lender                          203,565   1,067,305
Repayments of amounts due asset-based lender               (312,572)   (934,972)
Proceeds from notes and loans                               273,900           -
Principal repayments on loans                               (15,000)          -
Issuance of common stock                                    360,000
                                                           --------    --------
Cash provided by financing activities:                      509,893     132,333
                                                           --------    --------
NET INCREASE/(DECREASE) IN CASH                              (7,968)      7,016
Cash beginning of year                                       11,888       4,872
                                                           --------    --------
Cash at end of year                                          $3,920     $11,888
                                                           ========    ========

Supplemental disclosure of cash flow information:
       Cash paid for:
              Interest                                            0           0
                                                           ========    ========
              Taxes                                               0           0
                                                           ========    ========

   The accompanying notes are an integral part of these Financial Statements.

                                       F6

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      SUPPLEMENTARY STATEMENT OF NON-CASH
                       INVESTING AND FINANCING ACTIVITIES
                              YEARS ENDED JUNE 30,


                                                        2004           2003
                                                        ----           ----
Conversion of notes payable and accrued interest
         to common stock                            $  214,600

Accrued liabilities paid directly by shareholder    $  115,125     $       --

Issuance of common stock in settlement of
         accrued liabilities                        $   75,154     $       --

Issuance of common stock in settlement of notes
         payable and acccrued interest              $  851,101

Dividends accrued on preferred stock                $  125,473     $  144,132

Common stock issued pursuant to stock
         subscription received                      $   35,000     $       --

Conversion of preferred stock and accrued
         dividends to common stock                  $  456,720     $       --

Issuance of common stock in exchange for debt,
         accrued interest, preferred stock and
         accrued dividends                          $       --     $ 1,286,134


   The accompanying notes are an integral part of these financial statements.



                                       F7

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

          A) ORGANIZATION

          Defense Technology Systems, Inc. (the "Company") was incorporated as DataWorld Solutions, Inc. in Delaware in January 1998. The Company became publicly traded as a result of a reverse merger with Vertex Computer Cable & Products, Inc. ("Vertex") in December 1998. Previously in January 1998, Vertex secured certain financing that made effective Vertex's second amended plan of organization under Chapter 11 of the U.S. Bankruptcy Act. In June 2004, the Company changed its name to Defense Technology Systems, Inc.

          B) NATURE OF BUSINESS

          The Company has two operating divisions. The Data Division assembles and distributes electronic wire, cable and related products used primarily for data communication and distribution. The Security Division distributes and installs specialty products and equipment for the safety and security needs of the international and domestic business community. The principal market for the Company's products is the United States with a concentration in the New York metropolitan area.

          Effective May 2003, a single manufacturer is manufacturing substantially all of the Company's cable assembly products. The Company is dependent on the continued supply arrangement with this manufacturer. There are several other manufacturers in the marketplace; however a change in manufacturer may result in less favorable terms being offered by other manufacturers.

          The Company's two operating divisions complement each other; they do not constitute separate business segments as contemplated under Statement of Financial Accounting Standards ("SFAS") 131.


                                       F8

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE 2 - GOING CONCERN

       A) GENERAL

          The Company has current assets of $93,165 (including $3,920 in cash) compared with current liabilities of $4,486,259, resulting in a working capital deficit of $4,393,094 as of June 30, 2004. In addition, the Company incurred a net loss of $2,200,599 for the year ended June 30, 2004 and its operating activities required cash of $489,140. The Company has incurred significant net losses in each of the three preceding fiscal years and has a stockholder's deficit of $4,809,049 at June 30, 2004. Such deficits and recurring losses raise questions about the Company's ability to continue as a going concern.

          Additionally, as discussed below the Company's continuation is also threatened by the existence of numerous judgments by trade creditors, defaults on secured indebtedness and delinquencies on certain tax obligations. These conditions could result in the seizure of Company assets and/or its being forced into bankruptcy.

       B) SALES AND PAYROLL TAX OBLIGATIONS

          As of August 2001, the Company failed to remit sales taxes that it collected from customers in four states. As of June 30, 2004, approximately $331,000 was due these states (inclusive of estimated penalties and interest). The Company is presently negotiating a settlement of its approximately $273,000 liability with the State of New York. Should negotiations not be successful, the Company could be forced by the State of New York to cease operations.

          As of March 2002, the Company failed to remit federal payroll taxes that it had collected. In March 2004, the Company settled its federal payroll tax liability which resulted in a forebearance installment plan whereby the Company is obligated to make monthly payments of $3,000 plus a final payment of accrued interest in full settlement of this liability. As of June 30, 2004, approximately $50,000 remained outstanding, which due to the nature of the obligation is classified as a current liability.

       C) DEFAULT ON DEBT OBLIGATIONS

          The Company is currently in default on payments owed on its bankruptcy distributions payable. This could result in the Company's creditors requesting that the Company's Chapter 11 bankruptcy proceedings be re-opened. (See Note 6-B).

          Additionally, the Company has not made payments on its Secured Subordinated Debentures since January, 2001, and may be declared in default. This obligation is secured by all of the Company's assets, but is subordinate to all current and future loan facilities. (See
          Note 6-B).

       D) MANAGEMENT'S PLAN

          The Company is currently implementing a business plan that it believes will strengthen the balance sheet, increase revenue and return it to profitability. The plan involves a series of initiatives:

                                       F9

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003

    -- The Company is seeking to restructure its liabilities by negotiating with secured and unsecured creditors and vendors for forgiveness of certain outstanding debt, or to exchange debt for equity. Through the end of fiscal 2004, the Company has settled a total of approximately $2 million in exchange for cash payments of approximately $37,000 and new equity issuances valued at $472,000, resulting in a gain of approximately $1.5 million. The Company continues to seek settlements of outstanding debt. (See Notes 3-E and 12-B).

    -- The Company is actively engaged in raising capital through private investors. This will provide additional working capital and allow it to increase revenue and pursue more profitable projects. In order to facilitate this process, in April 2004 the Company's CEO, a major shareholder, returned six million shares of the Company's common stock previously owned by him to the Company's treasury for no consideration. (See Note 8-B). During fiscal 2004, the Company raised $360,000 through sales of common stock.

    -- The Company has expanded into the security business which it believes will complement and enhance its current product offerings and greatly expand its customer base. The Company may also pursue strategic acquisitions that provide it with growth and vertical integration within this new area.

        If management is not successful in implementing the initiatives discussed in the preceding paragraphs, the conditions discussed in Notes 2B and 2C could result in the severe curtailment of the Company's operations and/or the seizure of its assets and/or its being forced into bankruptcy. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

       A) BASIS OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, DWS Manufacturing, Inc. and DWS Defense Systems, Inc. All inter-company accounts and transactions have been eliminated.

       B) CASH and CASH EQUIVALENTS

          Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity, when purchased, of three months or less. The Company places any temporary cash investments with major financial institutions. From time to time, such investments may be in excess of the FDIC insurance limit of $100,000.

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003

       C) CONCENTRATION OF CREDIT RISK

          The Company sells its services and products to original equipment manufacturers and end users in various industries such as manufacturing and finance, concentrated in the Northern and Eastern United States. The customer base is comprised of several Fortune 500 companies and other large financial institutions which the Company believes represent virtually no credit risk. Accordingly, an allowance for doubtful accounts is not required.

      D) PROPERTY AND EQUIPMENT

          Property and equipment at June 30, 2004, are stated at cost less accumulated depreciation and amortization computed on a straight-line basis over the estimated useful lives of the respective assets, which range from five to ten years. Leasehold improvements are amortized over the useful life of the improvement, or the lease term, whichever is less. Expenditures for maintenance, repairs and betterments, which do not materially extend the useful lives of the assets, are charged to operations as incurred. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

       E) WRITE-OFF OF STATUTORILY BARRED LIABILITIES

          In the fourth quarter of fiscal 2004 the Company was advised by its counsel that pursuant to applicable commercial law, certain of its trade obligations are statutorily unenforceable after periods of four or six years, as applicable, from the date of their incurrence. Accordingly the Company has written off $230,597 of accounts payable which amount is included in gain on settlement and write-off of debt for the year ended June 30, 2004. (See Note 13 - Fourth Quarter Adjustments). For subsequent periods, the Company will record any additional write-offs during the quarter in which the statutory period is exceeded.

       F) REVENUE RECOGNITION

          The Company recognizes revenue on the date the product is shipped and title passes to the customer. The Company recognizes commissions earned on distribution of certain products when those products are shipped.

       G) STOCK-BASED COMPENSATION

          The Company accounts for stock-based compensation pursuant to SFAS No.
          123. This pronouncement allows companies to either expense the estimated fair value of all stock options or, with respect to options granted to employees and directors, to continue to follow the intrinsic value method previously set forth in Accounting Principles Board Opinion No. 25, but disclose the pro forma effects on net income
          (loss) had the fair value of those options been expensed. The Company has elected to continue to apply the previous standard in accounting for stock options granted to employees and directors. As of June 30, 2004 there are no employee stock options outstanding nor have any options been granted, vested, exercised or cancelled during the two most recent fiscal years. The fair value method is used in accounting for stock options granted to others.

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003

       H) ADVERTISING COSTS

          Advertising costs are charged to operations when the advertising first takes place. During the year ended 2004, the Company incurred approximately $25,000 in advertising expenses.

       J) INCOME TAXES

          Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce the deferred tax assets to estimated realizable amounts.

       K) NET LOSS PER COMMON SHARE

          Basic and diluted income and loss per share are calculated by dividing the net loss, after consideration of the deemed and accrued dividends on preferred stock, by the weighted average number of shares of common stock outstanding during each period. In years where the Company incurs a loss, anti-dilutive options and warrants are excluded.

       L) USE OF ESTIMATES

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

       M) FAIR VALUE OF FINANCIAL INSTRUMENTS

          The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." Management of the Company believes that the fair value of financial instruments, consisting of cash, accounts receivable, accounts payable, notes payable, long-term debt and subordinated debentures approximate carrying value for assets and is undeterminable for liabilities.

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003

       N) PREFERRED STOCK

          Preferred stock issuances are presented as net proceeds received on issuance. Par and stated values are disclosed parenthetically on the face of the accompanying consolidated balance sheet.

       O) ACCRUED DIVIDENDS ON PREFERRED STOCK

          Accrued dividends on preferred stock are presented as non-current liabilities when it is unlikely that they will be paid in cash or other current assets.

       P) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which amends SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of this standard did not have an impact on the Company's financial position, results of operations or cash flows.

          Effective July 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which rescinds Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003

          As of July 1, 2003, the Company adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based-method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect to change to the fair value-based method of accounting for stock-based employee compensation. The Company continues to account for employee stock options under APB No. 25, Accounting for Stock Issued to Employees, under which the Company did not recognize any compensation expense for 2004 or 2003.

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity to be presented as liabilities. Such instruments include mandatory redeemable financial instruments and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company as of July 1, 2003. Adoption of this standard did not have an impact on the Company's financial position, results of operations or cash flows.

          Effective July 1, 2003, the Company adopted Emerging Issues Task Force
          (EITF) Issue No. 00-21, Accounting For Revenue Arrangements with Multiple Deliverables, which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the customer's right of return for the delivered item. Adoption of this standard did not have an impact on the Company's financial position, results of operations or cash flows.

          In January 2003 and December 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities
          (VIEs), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 and FIN 46-R are applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of both of these standards did not have an impact on the Company's financial position, results of operations or cash flows.

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE 4 - PROPERTY AND EQUIPMENT, NET

         Property and equipment consist of the following:


         Computer equipment                                         $  6,769
         Furniture and fixtures                                        9,833
                                                                    --------
                                                                      16,602
         Less accumulated depreciation                                (1,400)
                                                                    --------

                                                                    $ 15,202
                                                                    ========

         Depreciation of property, plant and equipment was $1,400 for the year ended June 30, 2004.


NOTE 5 - ACCRUED EXPENSES AND OTHER

         This account consists of the following:


         Sales and payroll taxes payable                         $   382,649
         Accrued interest                                            291,948
         Accrued officers compensation                               238,612
         Other accrued expenses                                       95,208
                                                                 -----------

                                                                 $ 1,008,417
                                                                 ===========

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003

NOTE 6 - DEBT OBLIGATIONS

A)      NOTES PAYABLE

         Notes Payable consists of the following:



                                       Current      Long-Term         Total
                                       -------      ---------         -----
         Shareholder loan            $  125,025     $       -      $ 125,025
         Rosenthal & Rosenthal           35,713       214,287        250,000
         Augustine Capital                    -       166,800        166,800
                                      ---------     ---------      ---------
                                      $ 160,738     $ 381,087      $ 541,825
                                      =========     =========      =========



The long-term maturities are payable as follows: fiscal 2006 - $238,229; fiscal 2007 - $71,429; fiscal 2008 - $71,429.

Shareholder loan:

In January 2004, the Company entered into a letter agreement with a stockholder whereby the stockholder agreed to advance up to $200,000 to the Company on a short-term basis for purposes of settling outstanding judgments and financing ongoing projects. As of June 30, 2004, the outstanding balance was $125,025. Interest expense at 8% has been accrued. The amounts advanced included $85,000 paid directly to a subcontractor on behalf of the Company and $30,125 paid in settlement of outstanding judgments of $196,985 plus accrued interest of $21,893, which resulted in the Company recognizing a gain of $188,753.

Rosenthal & Rosenthal:

Until October 2003, the Company had a financing agreement ("the Agreement") with Rosenthal & Rosenthal ("R&R") that, as amended, provided for revolving loans and letters of credit subject to maximum borrowings of $5,000,000. Total borrowings were limited to 85% of eligible accounts receivable (constituting those amounts outstanding 90 days or less), 50% of eligible accounts receivable outstanding between 91 and 120 days, 40% of regular inventories, 10% of slow moving inventories and the amount of collateral deposited by TW Cable LLC.("TW"), an entity owned by a former CEO of the Company. The Company was required to pay interest at prime plus 2 1/2%, with a minimum interest rate of 8%, and a commitment fee of 1% per annum. Borrowings under the Agreement were collateralized by all of the assets of the Company. In connection with the Agreement, TW agreed to deposit approximately $1,268,000 as additional collateral for borrowings under the Agreement. Under the terms of the Agreement, R&R had the right to draw down on such collateral beginning January 2000 and began to do so on June 15, 2000. In October 2001, pursuant to the agreement, R&R seized the collateral pledged by TW and applied the collateral to the outstanding loan balance.

In June 2004, R&R entered into a settlement agreement with the Company in which R&R exchanged the outstanding balance of $1,790,327, including accrued interest, for 1,000,000 shares of common stock and a $250,000 note payable. The stock was valued at $402,000 or $0.40 per share, the weighted average closing market price for the two days before and after the date of the agreement. The note payable has a term of 42 months, with interest-only payments for the first six months. The interest rate is the prime rate plus two percent. The note is secured by certain collateral as specified in the original financing agreement. The settlement agreement further provided for R&R to release the Company's CEO from his personal guarantee of this debt in exchange for an additional 100,000 shares of the Company's common stock transferred directly by such officer to R&R. As a result of this settlement agreement, the Company recorded a gain of $1,138,327.

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003

Augustine Capital:

In August 2003, the Company entered into an 8% convertible note agreement with Augustine, an existing stockholder. Under the terms of the agreement, the Company may borrow up to $500,000, with interest paid quarterly in arrears at the rate of 8% per annum. Individual advances are evidenced by separate sub-notes. All outstanding notes are due August 28, 2005. The agreement provides that the Company's indebtedness to Augustine (inclusive of accrued interest) may be converted into the Company's common stock at a price equal to 75% of the lowest bid price for the five trading days immediately preceding the conversion. The Company is required to reserve shares of common stock sufficient to satisfy the conversion of any outstanding advances.

For the year ended June 30, 2004, the Company's borrowings from Augustine required the recognition of approximately $83,000 of additional interest expense related to the lender's right to convert the outstanding balance of their note payable into shares of common stock at a 25% discount from market. As of June 30, 2004, the Company's cumulative borrowings totaled $249,000, of which $174,000 had been converted to common stock in December, 2003; the balance outstanding on this facility was $75,000 at June 30, 2004. Any future borrowings under this agreement will result in the recognition of additional interest expense related to this beneficial conversion feature.

In March 2004, the Company entered into a new convertible note agreement with Augustine. Under this agreement, the Company received proceeds of $90,000 on a 6% discounted note of $100,800 which also accrues additional interest at 8% payable quarterly. The effective interest rate on this note is approximately 15%. The entire principal balance on this note is due in March 2006. The amortized balance on this note was $91,800 as of June 30, 2004. The unamortized discount at such date was $9,000. The agreement allows for the conversion of outstanding principal and interest into shares of common stock based on the average closing price of the stock for the ten trading days immediately preceding the conversion notice.

B) OBLIGATIONS SUBJECT TO DEFAULT

Secured Subordinated Debentures:

The subordinated debentures of $92,633, held by several unaffiliated private investors, remain secured by all of the Company's assets and are subordinated to all current and future institutional loan facilities. These debentures accrue interest at 8% and had a maturity date of January 2004. The Company discontinued interest payments in January, 2001. Accrued and unpaid interest was $25,337 at June 2004. As the Company has discontinued such payments, the entire amount has been reclassified as a current liability. Further, the holders may declare the Company to be in default and proceed on their rights under the agreement. (See Note 2-C).

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


Bankruptcy Distributions Payable:

On March 24, 2000, the Company agreed with the Official Committee of
Unsecured Creditors ("the Committee") as to the modification of the treatment of the Class 7 Unsecured Creditors ("the Class 7 Creditors") under the Company's confirmed Chapter 11 Plan of Reorganization, as previously modified ("the Plan"). Pursuant to such agreement, in satisfaction of the claims of the Class 7 Creditors, the Company paid the Class 7 Creditors, $400,000 from an escrow account and $100,000 from the Company on or about April 24, 2000. The balance of the amount due to the Class 7 Creditors was $291,000. This amount was payable in 30 monthly installments of approximately $11,000 including interest at 8%, beginning on June 15, 2000. In addition, the Company had the option, until March 31, 2001, to pay the then balance due plus an additional $25,000 to the Class 7 Creditors. In the event the Company did not exercise this option, the Company was obligated to pay the Class 7 Creditors a percentage of the Company's cumulative cash flow, as defined, through September 2002 as originally specified in the Plan. As the Company did not prepay the obligation, the option expired. The Company discontinued making payments on this obligation in March 2001. The balance owed to the Class 7 Creditors as of June 30, 2004, was $292,120, including accrued interest. As the Company is not in compliance with respect to this obligation, the Creditors may seek to reopen the Chapter 11 proceedings. (See Note 2-C).

C) OTHER DEBT SETTLEMENTS

In June 2004, the Company entered into a settlement agreement with Edward Goodstein and TW Cable LLC, noteholders, whereby the Company issued 110,000 shares of common stock in exchange for the notes and accrued interest valued at $439,301. As the noteholders were also stockholders who were deemed to be related parties, no gain was recognized on this settlement.

The settlement agreement also provided for the Company's CEO to be relieved of his personal guarantee of the noteholders' obligation to the Class 7 Creditors. (See Note 6-B). In exchange for the release of his obligation, the officer established an escrow with counsel to the Company for the benefit of the noteholders, should they be required to satisfy the obligation to the Class 7 Creditors. Such escrow initially consisted of 312,500 shares of the Company's common stock owned by him and valued at $125,000. The agreement further requires that the value of such escrow be maintained at not less than $125,000 and if the market value of the shares in escrow declines below such amount, the officer must periodically increase the number of escrowed shares in order to maintain such value, based on the thirty-day average of the Company's stock price. In accordance with this provision, the officer escrowed approximately 66,000 additional shares in August 2004. In the event that the officer has insufficient shares for this purpose, the Company is required to provide necessary shares to fund the escrow. At such time as the liability to the Class 7 Creditors is satisfied, the escrowed shares will be returned to the officer.

During the fourth quarter of fiscal 2004, the Company settled trade obligations with two vendors aggregating $30,428 for cash payments of $6,816, which resulted in a gain of $23,612.

NOTE 7 - 8% SERIES B CONVERTIBLE PREFERRED STOCK

On May 31, 2000, the Company issued 1,600 shares of a newly authorized
3,000 share class of 8% Series B Convertible Preferred Stock ("8% Preferred Stock"), $.01 par value, with a stated value of $1,000 per share, redemption value at 125% of the stated value, to accredited investors pursuant to Regulation D under the Securities Act of 1933 for net cash proceeds of approximately $1,435,000. (See Note 10-C). The 8% Preferred Stock has no voting rights and is presently convertible into common stock of the Company at an effective conversion price of the lower of (i) 75% of the market price or (ii) $1.13, which represents 110% of the lowest closing bid of the Company's common stock for the five trading days immediately preceding the closing date, May 31, 2000, as defined in the Certificate of Designation of the 8% Preferred Stock. As the Company's Registration Statement on Form SB-2 has not been declared effective, the conversion percentage has decreased from 75% of market to 50% of market as defined.

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003

Additionally, the Stock agreement called for a mandatory conversion of all outstanding shares (plus accrued dividends) of the 8% Preferred Stock on May 31, 2003, subject to the investors total holdings not exceeding 5% of the then outstanding shares of the Company's common stock. In September 2003, this provision was amended to 9.9% of the outstanding shares of common stock, and the mandatory conversion date was amended to May 31, 2006.

In June, 2002, as per the terms of the preferred stock agreement, the holders of the 8% Preferred Stock converted 5 shares of preferred stock with a stated value of $5,000 into 1,453,408 shares of common stock. In August, 2003 the holders converted 3 shares of preferred stock with a stated value of $3,000 into 1,078,571 shares of common stock. In September, 2003 the holders converted 33 shares of preferred stock with a stated value of $33,000 into 1,594,780 shares of common stock. (See Notes 8-B and 12-A).

Holders of the 8% Preferred Stock are entitled to receive dividends at the stated dividend rate of 8% on the stated value of $1,000 on each 8% Preferred Stock share. Dividends are cumulative from the date of issue, whether or not declared, for any reason. As of June 30, 2004, accrued and unpaid dividends were $62,189.

NOTE 8 - CAPITAL STOCK TRANSACTIONS

A) SALES OF COMMON STOCK

In November 2003, two existing stockholders entered into agreements with the Company to purchase a total of 300,000 shares of common stock for $150,000, or $0.50 per share.

In January 2004, a stockholder/consultant purchased 400,000 shares of common stock for $100,000, or $0.25 per share, pursuant to a stock purchase agreement.

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


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

In June 2004, an existing stockholder purchased 35,000 shares of common stock for $10,000, or $0.29 per share, pursuant to a stock purchase agreement.

B) CONTRIBUTION OF COMMON SHARES

In April 2004, the Company's CEO, a major shareholder, returned six million shares of common stock that he had previously owned and held to the Company's treasury. These shares were valued at $ 2,256,000, or $0.38 per share, the weighted average closing market price for the two days before and after the date of the transaction. By resolution of the Board of Directors, these shares were cancelled and are accordingly equivalent to unissued shares.

C) PREFERRED STOCK CONVERSIONS

In August 2003, as per the terms of the 8% Convertible Preferred Stock agreement, Augustine converted three shares of preferred stock with a stated value of $3,000 plus accrued dividends of $775 into 1,078,571 shares of common stock based on a conversion price of $0.0035 per share.

Additionally, in September 2003, Augustine, converted 33 shares of preferred stock with a stated value of $33,000 plus accrued dividends of $8,730, into 1,594,780 shares of common stock based on a conversion price of $0.0262 per share.

In December 2003, together with a debt conversion, Augustine converted
$447,215 of outstanding dividends on their 8% Series B Convertible Preferred Stock, into 447,215 shares of common stock based on a conversion price of $1.00 per share.

D) CONVERTIBLE DEBT CONVERSIONS

In December 2003, together with the conversion of dividends on preferred stock, Augustine converted $185,550 of principal and interest on a note payable into 185,550 shares of common stock based on a conversion price of $1.00 per share.

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003

In June 2004, as per the terms of their 8% Convertible Promissory Note Agreement, J&B Associates converted the outstanding balance of their note, including accrued interest into 250,000 shares of common stock based on a conversion price of $0.12 per share.

E) DEBT SETTLEMENTS

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

In April 2004, the Company settled a $3,996 liability with the issuance of 12,000 shares of common stock. The shares were valued at $3,996, or $0.33 per share, the weighted average closing market price for the two days before and after the date of the settlement.

In June 2004, the Company settled a $10,303 liability with the issuance of 39,326 shares of common stock. The shares were valued at $10,303, or $0.26 per share, the weighted average closing market price for the two days before and after the date of the settlement.

In June 2004, the Company settled a $2,230 liability with the issuance of 5,000 shares of common stock. The shares were valued at $2,055, or $0.41 per share, the weighted average closing market price for the two days before and after the date of the settlement. As a result of this transaction, the Company recorded a gain of $175.

In June 2004, the Company reached a settlement agreement with certain noteholders in which they agreed to convert the outstanding balance of their notes payable, including accrued interest, into 110,000 shares of common stock. (See Note 6-B).

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


In June 2004, the Company reached a settlement agreement with R&R, its asset-based lender which resulted in the issuance of 1,000,000 shares of common stock. (See Note 6-B).

F) COMMON STOCK ISSUED FOR SERVICES

In October 2003, the Company awarded 400,000 shares of common stock valued at $264,000 or $0.66 per share, the weighted average closing market price for the two days before and after the date of the agreement, to an individual in consideration of his acceptance to serve on the Advisory Board of the Company's subsidiary, DWS Defense Systems, Inc.

In November 2003, the Company awarded 100,000 shares of common stock valued at $74,000 or $0.74 per share, the weighted average closing market price for the two days before and after the date of the agreement, to an individual in consideration of his acceptance to serve on the Advisory Board of the Company's subsidiary, DWS Defense Systems, Inc.

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

G) PRIOR SUBSCRIPTION RECEIVED

In June 2004, the Company issued 350,000 shares of common stock to the estate of a prior subscriber for such common shares.

H) 2003 DEBT/EQUITY EXCHANGE

In December 2002, the Company reached an agreement with TW Cable, LLC, and Edward Goodstein, its principal, to restructure the Company's debt and preferred stock held by them. Debt principal of $1,416,879 and accrued interest and dividends of $126,870, together with 6,500 shares of $6.00 Senior Convertible Preferred Stock, were exchanged for 500,000 shares of common stock, valued at $0.01 per share, and two 5% notes payable totaling $420,000. The debt/equity restructuring resulted in a direct credit to additional paid-in capital of $1,286,134. The notes were subsequently converted to 110,000 shares of common stock in June, 2004. (See Notes 6-C and 8-F).

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003

NOTE 9 - STOCK OPTIONS AND WARRANTS

A) STOCK OPTIONS

In October and November 2003, the Company issued 3,000,000 options to purchase shares of common stock at various exercise prices ranging from $0.50 to $5.00 per share, to individuals serving on the Advisory Board of DWS Defense Systems, Inc., a wholly owned subsidiary of the Company (See Note 12-D). The fair value of these options on their grant dates using the Black-Scholes pricing model was $2,118,165 and the Company incurred a non-cash charge for this amount for the year ended June 30, 2004 as a result of the issuance of these options. (See Note 13-B). This amount is included in selling, general and administrative expenses on the Consolidated Statement of Operations.

The determination of the fair value of these options was based on the following elements:

                  Stock price volatility:         276%-310%
                  Annual interest rate:               0.95%
                  Dividends paid on common stock:    $0.00
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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

A) LEASES

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

                      Years ending June 30            Total:

                              2005                 $   31,108
                              2006                     32,041
                              2007                     33,003
                              2008                     22,437
                                                   ----------
                                                   $  118,589
                                                   ==========

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


B) LITIGATION MATTERS

The Company is a party to legal matters arising in the general course of business. During fiscal 2001 and subsequently, the Company decided not to dispute litigation with suppliers and other creditors for collection of amounts owed to them. As a result, as of June 30, 2004, the Company had outstanding judgments amounting to approximately $1,165,000, including estimated accrued interest. This balance is included in accounts payable and accrued expenses in the accompanying consolidated financial statements.

In September 2000, the Company began to negotiate a potential merger with American Access Technologies ("AAT") which resulted in a merger agreement being signed in April 2001. In June 2001, the Company was notified by AAT that they were unilaterally terminating the agreement claiming that the Company had suffered material and adverse changes and that such change entitled AAT to terminate the agreement. AAT then filed suit against the Company seeking reimbursement of various incurred costs. The Company has filed a countersuit against AAT alleging wrongful termination. The matter is currently set for trial in November 2004. The ultimate outcome of this matter is not expected to have a material adverse effect on the Company's results of operations or financial position.

C) CONSULTING AGREEMENTS

Consulting and Commission Agreement:

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

The commission component calls for the consultant/advisor to receive 2% of gross receipts from all contracts or other sales of the Company or affiliates that result from his efforts. Through June 30, 2004, no commissions were earned.

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


The loan component calls for the Company to loan the consultant $150,000 without interest which is required to be repaid with profits earned by the consultant out of the sale of shares acquired by him pursuant to the stock grant or stock options provided for in this agreement, by 2013. Due to the Company's financial condition, the loan was not advanced.

The grant component calls for the consultant to receive 400,000 shares of the Company's Common Stock upon signing of the agreement. The 400,000 shares were issued in October 2003 and were valued at $264,000 or $.66 per share, the weighted average closing market price for the two days before and after the date of the agreement.

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

Other Consulting Agreements:

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

In November 2003, the Company entered into an agreement with a consultant in consideration of his acceptance to serve on the Advisory Board of the Company's subsidiary, DWS Defense Systems, Inc. The agreement calls for the consultant to devote such time and attention to his duties, as he deems appropriate in order to expand the Company's business. In consideration, the Company awarded 100,000 shares of common stock, and 300,000 options to purchase common stock that are exercisable immediately and expire in November 2008. The options have exercise prices as follows: $.75 per share for the first 50,000 shares, $1.00 per share for the next 100,000 shares, $2.00 per share for the next 50,000 shares, $3.00 per share for the next 50,000 shares, and $5.00 per share for the last 50,000 shares. Pursuant to this agreement the 100,000 shares were issued in November, 2003 and were valued at $74,000, or $.74 per share, the weighted average closing market price for the two days before and after the date of the agreement.

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


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

D) MAJOR CUSTOMERS

During the fiscal year ended June 30, 2004, three customers accounted for 29%, 26% and 19% of net sales, respectively. During the fiscal year ended June 30, 2003, four customers accounted for 19%, 14%, 14% and 13% of net sales, respectively.

E) INSURANCE

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

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE 11 - INCOME TAXES

As a result of the Company's fiscal 2004 and 2003 losses, the Company was unable to utilize its tax loss carry-forwards and accordingly recorded no tax benefit for the years ended June 30, 2004 and 2003 respectively.

The Company anticipates that for the foreseeable future it will continue to be required to provide a 100% valuation allowance for the tax benefit of its net operating loss carry-forwards and temporary differences.

As a result of the above, the Company has an effective tax rate of zero for both years. As of June 30, 2004, the Company's net operating loss carry-forwards aggregate approximately $18,600,000, which expire during fiscal 2006 through 2023.

NOTE 12 - SUBSEQUENT EVENTS - (UNAUDITED)

A) PREFERRED STOCK CONVERSIONS

In July 2004, as per the terms of the 8% Convertible Preferred Stock agreement, Augustine, converted 200 shares of preferred stock with a stated value of $200,000 plus accrued dividends of $8,153 into 1,200,883 shares of common stock based on a conversion price of $0.173 per share.

In September 2004, as per the terms of the 8% Convertible Preferred Stock agreement, Augustine, converted 38 shares of preferred stock with a stated value of $38,000 plus accrued dividends of $2,199 into 788,216 shares of common stock based on a conversion price of $0.051 per share.

B) GAIN ON SETTLEMENT OF DEBT

In August 2004, the Company entered into a settlement agreement with a vendor in which the vendor agreed to accept three equal monthly payments of $19,000 in full settlement of approximately $400,000 in trade obligations. As a result, the Company recognized a gain of approximately $343,000.

C) ACQUISITION OF PATENT

In July 2004, the Company entered into an agreement to purchase the patent for a security product in exchange for one million shares of common stock valued at $393,000 or $0.393 per share, the weighted average closing market price for the two days before and after the date of the agreement.

D) DISSOLUTION OF ADVISORY BOARD

In September 2004, the Company dissolved the DWS Defense Systems Advisory Board and announced its intention to add additional members to the Company's Board of Directors.

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE 13 - FOURTH QUARTER ADJUSTMENTS - (UNAUDITED)

A) COMMON SHARES

As disclosed on the Company's annual report on Form 10-KSB for the year-ended June 30, 2003, the Company recovered 1.2 million shares of common stock in fiscal 2001 as a result of substantial non-performance by a service provider. The Company correctly recorded the $306,000 value of such shares as a gain in fiscal 2001 but did not adjust the number of common shares outstanding. The correction for these 1.2 million common shares has been reflected on the accompanying Statement of Changes in Consolidated Stockholders' Deficit at the beginning of fiscal 2003. There is no effect on previously reported loss-per-share amounts for any of the quarters in fiscal 2003 as a result of this reduction in outstanding shares.

B) STOCK OPTIONS GRANTED TO CONSULTANTS

During the fourth quarter of fiscal 2004, the Company discovered an error in the Black-Scholes formula application used to determine the value of stock options granted to consultants in the second quarter of fiscal 2004. The prior calculation reflected stock price volatilities of 151% and 187%. Correction of the volatilities to 276% and 310% resulted in an increase in the expense of $153,000. This correction has been reflected in the table following Note 13-C. There is no effect on the previously reported loss-per-share for the quarter.

C) WRITE-OFF OF STATUTORILY BARRED LIABILITIES

In the fourth quarter of fiscal 2004, the Company recorded a gain of $230,597 from the write-off of certain statutorily barred liabilities. (See Note 3-E). The amounts of this adjustment applicable to each of the quarterly periods in fiscal 2004 were $165,998, $13,458, and $14,622, and $36,519, respectively.

The following table shows, for the first three quarterly periods of fiscal
2004, the amount of the applicable adjustments, the net losses as previously reported and the corrected results as well as the respective losses attributable to common stockholders and the related per-share amounts. Also presented below is the corrected number of outstanding common shares after the reduction of 1.2 million common shares discussed in Note 13-A above. As shown, reported loss-per-share amounts were unchanged except for the first quarter.

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


                                        First          Second           Third
                                        Quarter        Quarter          Quarter

Gain on write-off of debt              $  165,998   $     13,458     $   14,622

Additional stock option expense                 -       (153,000)             -

Net loss as
previously reported                      (146,626)    (2,531,356)      (483,702)
                                       ----------   ------------     ----------
Net income (loss)
as corrected                           $   19,372   $ (2,670,898)    $ (469,080)
                                       ==========   ============     ==========
Net loss attributable to common
stockholders as previously reported      (178,730)    (2,562,536)      (514,797)
                                       ----------   ------------     ----------

Net loss attributable to common
stockholders as corrected              $  (12,732)  $ (2,702,078)    $ (500,175)
                                       ==========   ============     ==========

Loss per share as previously reported  $     (.01)  $       (.07)    $     (.01)
                                       ----------   ------------     ----------

Loss per share as corrected            $        -   $       (.07)    $     (.01)
                                       ==========   ============     ==========

Weighted average common shares
outstanding - basic and diluted
as corrected                           33,554,646     36,120,911     38,118,011
                                       ==========   ============     ==========