Form 10QSB
period 2004-09-30
DATAWORLD SOLUTIONS INC
filed 2004-11-15
CIK 798438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-9263

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Delaware                                11-2816128
        ------------------------------                   ---------------
       (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                Identification No.)

                                275K Marcus Blvd.
                               Hauppauge, NY 11788
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)

         Registrant's Telephone No., including area code: (631) 951-4000

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Common stock, $.001 par value                       37,770,854
--------------------------------------------------------------------------------
     Class                     Number of shares outstanding at November 15, 2004

Transitional Small Business Disclosure Format:   Yes _____   No __X__

                        DEFENSE TECHNOLOGY SYSTEMS, INC.

                                      INDEX


PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of September 30, 2004
           and June 30, 2004...............................................   1

           Condensed Consolidated Statements of Operations for the
           three months ended September 30, 2004 and 2003..................   2

           Condensed Consolidated Statements of Cash Flows for the
           three months ended September 30, 2004 and 2003..................   3

           Notes to Condensed Consolidated Financial Statements............   4

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  12

Item 3.    Controls and Procedures.........................................  16

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings...............................................  16

Item 2.    Changes in Securities ..........................................  16

Item 3.    Defaults Upon Senior Securities.................................  16

Item 4.    Submission of Matters to a Vote of Security Holders.............  16

Item 5.    Other Information...............................................  17

Item 6.    Exhibits and Reports on Form 8-K................................  17

SIGNATURES   ..............................................................  17

Exhibit 31     Section 302 Certifications

Exhibit 32     Section 906 Certifications

ITEM 1     FINANCIAL STATEMENTS

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
                      Condensed Consolidated Balance Sheet

                                         September 30, 2004     June 30, 2004*
                                            (Unaudited)
                                         ------------------   ------------------
                            ASSETS

CURRENT ASSETS:
  Cash                                      $     1,846           $     3,920
  Accounts receivable                           458,179                87,745
  Other current assets                              900                 1,500
                                            ------------          ------------
TOTAL CURRENT ASSETS                            460,925                93,165

Property and equipment, net                      14,146                15,202
Security deposits                                12,119                12,119
Patent, net                                     406,989                   -
                                            ------------          ------------
TOTAL ASSETS                                $   894,179           $   120,486
                                            ============          ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                            2,769,568             2,932,351
  Accrued expenses and other                    945,825             1,008,417
  Notes payable-related parties, current        506,571               160,738
  Bankruptcy distributions payable              297,431               292,120
  Secured subordinated debentures                92,633                92,633
                                            ------------          ------------
TOTAL CURRENT LIABILITIES                     4,612,028             4,486,259

Note payable-related parties                    286,604               381,087
Accrued dividends on preferred stock             79,437                62,189
                                            ------------          ------------
TOTAL LIABILITIES                             4,978,069             4,929,535
                                            ------------          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
8% Series B Convertible Preferred Stock,
 $.01 par value, stated value $1,000 per
 share; Redeemable at $1,250 per share;
 authorized, 3,000 shares; 1,321 and 1,559
 shares issued and outstanding at
 September 30, 2004 and June 30, 2004,
 respectively                                 1,321,000             1,559,000
Common stock, $.001 par value; 40,000,000
 shares authorized, 37,770,854 and
 34,781,755 issued and outstanding at
 September 30, 2004 and June 30, 2004,
 respectively                                    37,771                34,782
Additional paid-in capital                    8,775,325             8,028,629
Accumulated deficit                         (14,217,986)          (14,431,460)
                                            ------------          ------------
TOTAL STOCKHOLDERS' DEFICIT                  (4,083,890)           (4,809,049)
                                            ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIT                                    $   894,179           $   120,486
                                            ============          ============

*Condensed from audited financial statements
See accompanying notes to condensed consolidated financial statements.

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
            Unaudited Condensed Consolidated Statements of Operations

                        Three Months ended September 30,

                                                2004                  2003
                                                                   (Restated)
                                            ------------          ------------

Net sales                                   $   494,177           $   145,483

Cost of goods sold                              403,149                84,714
                                            ------------          ------------
  Gross profit                                   91,028                60,769
                                            ------------          ------------
Expenses:

Selling, general and administrative
 expenses                                       163,691               127,644
Interest expense                                143,356               134,911
Amortization of patent                            6,261                   -
                                            ------------          ------------
     Total expenses                             313,308               262,555
                                            ------------          ------------
                                               (222,280)             (201,786)
                                            ------------          ------------

Other income:

Commission income                                 4,864                55,160
Gain on settlement and write off of debt        458,436               165,998
Other income                                         54                   -
                                            ------------          ------------
     Total other income                         463,354               221,158
                                            ------------          ------------
     Net income                                 241,074                19,372

Accrued dividends on preferred stock             27,600                32,104
                                            ------------          ------------

Net income (loss) attributable to common
 shareholders                               $   213,474           $   (12,732)
                                            ============          ============
Earnings (loss) per share attributable to
 common shareholders:
  Basic                                     $      0.01           $       -
                                            ============          ============
  Diluted                                   $      0.01           $       -
                                            ============          ============

Weighted average common shares outstanding:
  Basic                                      36,951,121            33,554,646
                                            ============          ============
  Diluted                                    40,000,000            33,554,646
                                            ============          ============

See accompanying notes to condensed consolidated financial statements.

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
            Unaudited Condensed Consolidated Statements of Cash Flows

                        Three Months ended September 30,

                                                2004                  2003
                                                ----                  ----
                                                                   (Restated)
Cash flows from operating activities:
Net income                                  $   241,074           $    19,372
Adjustments to reconcile net income to
 cash provided (used) by operating
 activities:
     Depreciation and amortization                7,317                   -
     Amortization of note and bond
      discounts                                   1,350                   360
     Gain on settlement and write-off of
      debt                                     (458,436)             (165,998)
     Interest component of beneficial
      conversion feature of convertible loans   108,333                40,000

     Changes in current assets and
      liabilities:
        Accounts receivable                    (370,434)               59,556
        Prepaid expenses                            600                   -
        Accounts payable and accrued
         liabilities                            233,061                43,810
        Accrued interest on bankruptcy
         liability                                5,311                 5,527
                                            ------------          ------------

           Cash provided (used) by
            operating activities               (231,824)                2,627
                                            ------------          ------------

Cash flows from investing activities:
Patent acquisition costs                        (20,250)                  -
                                            ------------          ------------

Cash flows from financing activities:

Proceeds from notes and loans                   325,000                46,000
Principal repayments on loans                   (75,000)               (3,000)
Borrowings from asset-based lender                  -                 152,382
Repayment of amounts due asset-based lender         -                (205,038)
                                            ------------          ------------

           Cash provided (used) by
            financing activities                250,000                (9,656)
                                            ------------          ------------

Decrease in cash                                 (2,074)               (7,029)

Cash, beginning of period                         3,920                11,888
                                            ------------          ------------

Cash, end of period                         $     1,846           $     4,859
                                            ============          ============

Supplemental disclosure of cash flow
 information:

Cash paid for income taxes                  $         0           $         0
                                            ============          ============

Cash paid for interest                      $     1,300           $         0
                                            ============          ============



Non-Cash Investing and Financing Activities:
Dividends accrued on preferred stock        $    27,600           $    32,104
                                            ============          ============
Conversion of preferred stock and accrued
 dividends to common stock                  $   248,352           $    45,505
                                            ============          ============
Acquisition of patent for shares of common
 stock                                      $   393,000           $       -
                                            ============          ============

See accompanying notes to condensed consolidated financial statements.

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1:   Summary of Significant Accounting Policies
          ------------------------------------------

(A) - Unaudited Interim Financial Information

The unaudited condensed consolidated interim financial statements, and accompanying notes included herein, have been prepared by Defense Technology Systems, Inc., (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for the fair statement of the results of the three months ended September 30, 2004 and 2003. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The results for the current interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company's latest annual report filed with the SEC on Form 10-KSB for the year ended June 30, 2004. The Company has restated the results for the three-months ended September 30, 2003 as a result of a gain attributable to the write-off of debt.

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

(B) - Nature of Business

The Company was incorporated in Delaware on January 7, 1998 as DataWorld Solutions, Inc. and commenced operations on March 7, 1998. The Company became publicly traded as a result of a reverse merger with Vertex Computer Cable & Products, Inc. ("Vertex") in December 1998. Previously in January 1998, Vertex secured certain financing that made effective Vertex's second amended plan of organization under Chapter 11 of the U.S. Bankruptcy Act. In June 2004, the Company changed its name to Defense Technology Systems. The Company consists of two operating divisions: DWS Manufacturing is a specialty assembler of electronic cable assemblies used in data systems and is also a distributor of cabling systems, components and cable management solutions; DWS Defense Systems is a distributor, installer and integrator of specialized security products. Both divisions operate in one business segment as contemplated by generally accepted accounting principles.

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

Revenue from data and security product sales is recognized when the product is shipped. Revenue from installation contracts is recognized under the percentage of completion method.

(D) - Net Income (Loss) Per Basic and Diluted Common Share

Net income (loss) per basic and diluted common share is computed on the basis of the weighted average number of basic and diluted common shares outstanding during the period. Only the weighted average number of shares of common stock actually outstanding is used to compute basic income (loss) per common share. For the diluted amounts, the effect of outstanding options and warrants and convertible stock and debt instruments is not considered during loss periods as their effect would be anti-dilutive. The effect of outstanding options and warrants is considered during periods when net income is earned when their exercise price is below the average market price of the common stock during the period. For the three months ended September 30, 2004 and 2003, options and warrants to purchase 3,000,000 and 160,000 shares of common stock, respectively, have been excluded from the calculation of diluted income (loss) per share for these reasons. (See Note 9).

For the three months ended September 30, 2004, outstanding convertible preferred stock and debt enter into the calculation of net income per share on a limited basis due to two limitations as follows: (i) the convertible stock agreement limits the preferred shareholder's common stock holdings to 9.9 percent of the total outstanding common shares; and (ii) the Company's current common stock authorization is limited to 40 million shares. As a practical matter, the amount of common shares issuable under outstanding convertible instruments is so large, the applicable limitation is the 40 million share authorization. For the three months ended September 30, 2004, assuming maximum dilution to 40 million shares, earnings per share would be unchanged at $0.01.

Loss per share for the three months ended September 30, 2003 was restated due to the inclusion of a $165,998 gain attributable to the write-off of certain statutorily barred liabilities. (See Note 1-H). Additionally, the weighted average number of outstanding shares of common stock for such period was corrected for the reduction of 1.2 million shares as disclosed in the Company's annual report on Form 10-KSB for the year ended June 30, 2004. Such correction had no effect on the per share results.

(E) - Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities.

(F) - Property and Equipment

Property and equipment at September 30, 2004, are stated at cost less accumulated depreciation and amortization computed on a straight-line basis over the estimated useful lives of the respective assets, which range from three to five years. Leasehold improvements are amortized over the useful life of the improvement, or the lease term, whichever is less. Expenditures for maintenance, repairs and betterments, which do not materially extend the useful lives of the assets, are charged to operations as incurred. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

(G)  Amortization of Patent

During the quarter ended September 30, 2004, the Company acquired a patent from GEORAL International, Ltd. (US Patent No. 6,472,984) for the GIL 2001 Security Doors. The patent was valued at $413,250 which represents the value of the common stock given in consideration of the purchase as well as $20,250 of related professional fees incurred in the transaction. The patent expires on January 30, 2021; the Company is amortizing the value of the patent over the remaining 16 1/2 years of its useful life in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 142. (See Note 3).

(H) - Write-Off of Statutorily Barred Liabilities

In the fourth quarter of fiscal 2004 the Company was advised by its counsel that pursuant to applicable law, certain of its trade obligations are statutorily unenforceable after periods of four or six years, as applicable, from the date of their incurrence. Accordingly the Company has written off $78,488 of accounts payable which amount is included in gain on settlement and write-off of debt for the three months ended September 30, 2004. Additionally, the Company has restated the results for the three months ended September 30, 2003 to reflect $165,998 of write-offs applicable to that period.

(I) - Stock-Based Compensation

The Company accounts for stock-based  compensation pursuant to SFAS Nos. 123 and
148. These pronouncements allow companies to either expense the estimated fair value of all stock options or, as the Company has elected with respect to options granted to employees and directors, to continue to follow the intrinsic value method previously set forth in Accounting Principles Board ("APB") Opinion No. 25, but disclose the pro forma effects on net income (loss) had the fair value of those options been expensed. Such pro forma disclosures are not applicable for the periods presented herein since there are no employee stock options outstanding nor have any options been granted, vested, exercised, or cancelled during such periods. (See Note 9).

(J)- Fair Value of Financial Instruments

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

(K) - Recent Accounting Pronouncements

FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," was issued in January 2003, and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and application of FIN 46 was required through the end of the Company's second quarter of fiscal 2004. The Company was required to adopt the provisions of FIN 46-R for those arrangements in the third quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46-R in the fourth quarter of fiscal 2004. Adoption of both of these standards did not have a material impact on the Company's financial position, results of operations or cash flows.

Note 2: Going Concern
        -------------

The Company has current assets of $460,925 (including $1,846 in cash) compared with current liabilities of $4,612,028, resulting in a working capital deficit of $4,151,103 as of September 30, 2004. Although the Company had net income of $241,074 for the three months ended September 30, 2004, the income was entirely attributable to debt settlements and write-offs. Additionally, the Company has incurred significant net losses in each of the three preceding fiscal years and has a stockholder's equity deficit of $4,083,890 at September 30, 2004. Such deficits and recurring losses raise questions about the Company's ability to continue as a going concern.

Additionally, the Company's continuation is also threatened by the existence of numerous judgments on trade payables, defaults on various secured indebtedness and delinquencies on certain tax obligations. These conditions could result in the seizure of Company assets and/or its being forced into bankruptcy. (See Note
8).

The Company is currently implementing a business plan that it believes will strengthen the balance sheet, increase revenue and return it to profitability. The plan involves a series of initiatives. The Company is seeking to restructure its liabilities by negotiating with secured and unsecured creditors and vendors for forgiveness of certain outstanding debt, or to exchange debt for equity. For the three months ended September 30, 2004, the Company settled a total of $436,948 in exchange for a series of cash payments totaling $57,000 resulting in a gain of $379,948. The Company continues to seek settlements of outstanding debt.

In the fourth quarter of fiscal 2004 the Company was advised by its counsel that pursuant to applicable law, certain of its trade obligations are statutorily unenforceable after periods of four or six years, as applicable, from the date of their incurrence. Accordingly the Company has written off $78,488 of accounts payable which amount is included in gain on settlement and write-off of debt for the three months ended September 30, 2004. Additionally, the Company has restated its results for the three months ended September 30, 2003 to reflect a gain of $165,998 attributable to the write-off of debt.

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

Note 3:  Acquisition of Patent
         ---------------------

In July, 2004, the Company acquired a patent from GEORAL International, Ltd. (US Patent No. 6,472,984) for the GIL 2001 Security Doors. The patent was valued at $413,250 which represents the value of the common stock given in consideration of the purchase plus the professional fees incurred in the transaction. The patent expires on January 30, 2021. The acquisition agreement includes an option for the seller to re-purchase the patent on the fifth anniversary of the agreement at a cost equal to the value of common stock received in consideration of the purchase ($393,000) or by returning to the Company one million shares of common stock.

Note 4:  Notes Payable - Related Parties
         -------------------------------

         Notes payable-related parties, as of September, 2004, consists of the following:

                                              Current     Long-Term      Total

         Augustine-revolving credit line     $400,000      $      -     $400,000
         Augustine-note payable                     -        93,150       93,150
         Rosenthal & Rosenthal                 56,546       193,454      250,000
         Shareholder loan                      50,025             -       50,025
                                             --------      --------     --------
                                             $506,571      $286,604     $793,175
                                             ========      ========     ========

For the three months ended September 30, 2004, the Company's borrowings from Augustine Capital Management ("Augustine") required the recognition of approximately $108,000 of additional interest expense related to the lender's right to convert the outstanding balance of their note payable into shares of common stock at a 25% discount from market. In July 2004, the Company borrowed $300,000 under the terms of this convertible note facility, and in September 2004 borrowed an additional $25,000, bringing the total amount outstanding under this facility to $400,000 as of September 30, 2004. Total outstanding borrowings under the revolving credit line are limited to $500,000. Any future borrowings under this agreement will result in the recognition of additional interest expense related to this beneficial conversion feature. The balance of the unamortized discount on the Augustine-note payable was $7,650 as of September 30, 2004.

Note 5: Other Related Party Transactions
        --------------------------------

As of September 30, 2004, approximately $232,000 of accrued compensation due the Company's President and Chief Executive Officer was included in accrued expenses on the Condensed Consolidated Balance Sheet.

Note 6: Income Taxes
        ------------

No income taxes were provided since the Company has loss carry-forwards. As of September 30, 2004, the Company has net operating loss carry-forwards totaling approximately $18,200,000, expiring at various dates through fiscal 2023. The Company estimates an effective tax rate of zero for fiscal 2005 based on utilization of its net operating loss carry-forwards.

Note 7: Capital Stock Transactions
        --------------------------

In July 2004, pursuant to the terms of the Patent Acquisition Agreement, the Company issued one million shares of common stock to GEORAL International, Ltd. for the purchase of a patent. The shares were valued at $393,000 or $0.393 per share, the weighted-average closing market price of the stock for the two days before and after the date of this transaction. (See Note 3).

In July 2004, as per the terms of the 8% Convertible Preferred Stock agreement, Augustine converted 200 shares of preferred stock with a stated value of $200,000 plus accrued dividends of $8,153 into 1,200,883 shares of common stock based on a conversion price of $0.173 per share.

Additionally, in September 2004, Augustine, converted 38 shares of preferred stock with a stated value of $38,000 plus accrued dividends of $2,199, into 788,216 shares of common stock based on a conversion price of $0.051 per share.

Following is a schedule of changes in shareholders' deficit for the three months ended September 30, 2004:

                                    8%                                                   Retained
                                 Preferred                    Common      Additional     Earnings       Stock-
                                   Stock        Common         Stock       Paid in     (accumulated    holder's
                                  Amount        Shares        Amount       Capital       deficit)      Deficit
                               ------------  ------------  ------------  ------------  ------------  ------------
Balance July 1, 2004             $1,559,000    34,781,755       $34,782    $8,028,629  $(14,431,460)  ($4,809,049)


Conversion of preferred stock
 to common stock                   (238,000)    1,989,099         1,989       246,363                      10,352

Value of beneficial conversion
 feature of convertible loans                                                 108,333                     108,333

Purchase of patent                              1,000,000         1,000       392,000                     393,000

Accrued dividends on 8%
 preferred stock                                                                            (27,600)      (27,600)

Net income for three months
 ended September 30, 2004                 -             -             -             -       241,074       241,074
                                 ----------    ----------       -------    ----------  ------------   -----------
Balance September 30, 2004       $1,321,000    37,770,854       $37,771    $8,775,325  $(14,217,986)  $(4,083,890)
                                 ==========    ==========       =======    ==========  ============   ===========

Note 8: Commitments and Contingencies
        -----------------------------

(A)  Litigation matters

The Company is a party to legal matters arising in the general course of business. During fiscal 2001 and subsequently, the Company decided not to dispute litigation with suppliers and other creditors for collection of amounts owed to them. As a result, as of September 30, 2004, the Company had outstanding judgments amounting to $527,051. This balance is included in accounts payable in the accompanying condensed consolidated financial statements.

In September 2000, the Company began to negotiate a potential merger with American Access Technologies ("AAT"), which resulted in a merger agreement being signed in April 2001. In June 2001, the Company was notified by AAT that they were unilaterally terminating the agreement claiming that the Company had suffered material and adverse changes and that such change entitled AAT to terminate the agreement. AAT then filed suit against the Company seeking reimbursement of various incurred costs. The Company has filed a counter suit against AAT alleging wrongful termination. The matter is currently set for trial in December, 2004. The ultimate outcome of this matter is not expected to have a material adverse effect on the Company's results of operations or financial position.

(B)   Default on debt obligations

The Company is currently in default on payments owed on its bankruptcy distributions payable. This could result in the Company's creditors requesting that the Company's Chapter 11 bankruptcy proceedings be re-opened. The Company is presently accruing interest on this obligation at a rate of 8 percent annually.

Additionally, the Company has not made payments on its Secured Subordinated Debentures since January, 2001, and may be declared in default. This obligation is secured by all of the Company's assets, but is subordinate to all current and future loan facilities. The Company is presently accruing interest on this obligation at a rate of 8 percent annually.

(C)   Sales and payroll tax delinquencies

As of August 2001, the Company failed to remit sales taxes that it collected from customers in four states. As of September, 2004, approximately $326,000 was due these states (inclusive of estimated penalties and interest). The Company is presently negotiating a settlement of its approximately $268,000 liability with the State of New York. Should negotiations not be successful, the Company could be forced by the State of New York to cease operations. As part of the negotiations, the Company is continuing to make $5,000 monthly good faith payments toward this obligation.

As of March 2002, the Company failed to remit federal payroll taxes that it had collected. In March 2004, the Company settled its federal payroll tax liability which resulted in a forbearance installment plan whereby the Company is obligated to make monthly payments of $3,000 plus a final payment of accrued interest in full settlement of this liability. As of September 2004, approximately $42,000 remained outstanding, which due to the nature of the obligation is classified as a current liability.

(D)   Sales and purchase concentrations

For the three months ended September 30, 2004, two customers accounted for 66 percent and 12 percent of sales, respectively, and two vendors accounted for 77 percent and 21 percent of purchases, respectively. Loss of either the major customer or supplier would have a significant negative effect on the Company's business.

Note 9:   Subsequent Events
          -----------------

On October 20, 2004, the Board of Directors of the Company granted the Company's CEO and CFO options to purchase 500,000 shares of common stock each at an exercise price equal to 125 percent of the weighted-average closing price of the stock for the four weeks following the grant date. The options vest six months from the grant date and expire five years from the date of the grant. As the exercise price of the options could not be determined as of the date of this report, the fair value of the options utilizing the Black-Scholes pricing model could not be determined. Under APB No. 25 the option grants have no intrinsic value.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Defense Technology Systems, Inc., (the "Company") since June 30, 2004 and material changes in the Company's results of operations for the three months ended September 30, 2004, as compared to the same period in 2003. The Company has restated the results for the three-months ended September 30, 2003 as a result of a gain attributable to the write-off of debt. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended September 30, 2004, vs. Three Months Ended September 30, 2003

Sales revenue increased approximately 240 percent, to $494,177 for the three months ended September 30, 2004, from $145,483 for the comparative period in the prior year due to a combination of increased sales in the Company's Data division as well as a $326,078 sales order received by the DWS Defense subsidiary. As this subsidiary was formed in October 2003, there were no sales attributable to DWS Defense during the three months ended September 30, 2003.

The large sales order referred to above constituted 66 percent of sales for the three months ended September 30, 2004, and such sale represented the first significant business related to a new distributorship agreement with the Company's major supplier. The Company anticipates additional sales as a result of this distributorship agreement but cannot predict the amount and/or timing of such future sales. (See Note 8-D to the condensed consolidated financial statements).

Costs of revenue increased approximately 376 percent, to $403,149 for the three months ended September 30, 2004, from $84,714 for the three months ended September 30, 2003 as a result of increased revenue during the three month period ended September 30, 2004.

Gross profit increased approximately 49.8 percent, to $91,028 for the three months ended September 30, 2004, from $60,769 for the three months ended September 30, 2003. The gross profit attributable to the Company's data and security divisions were $59,387 and $31,641, respectively. Gross profit margin decreased to 18.4 percent for the three months ended September 30, 2004, compared to 41.8 percent for the three months ended September 30, 2003. The gross profit margin of Company's data and security divisions were 37.2 percent and 9.5 percent respectively. The overall decrease was due to the significant increase in distribution of security products which are at a lower margin than the Company's data cable assembly business.

Selling,  general  and  administrative  expenses  increased  approximately  28.2 percent, to $163,691 for the three months ended September 30, 2004, from $127,644 for the three months ended September 30, 2003. The increase is primarily related to substantially higher professional fees resulting from the completion of the Company's fiscal 2004 audit, offset in part by a reduction in officers' salaries related to revisions in their compensation structure as follows: (i) the CEO is being compensated on a commission-only basis, which reduced his compensation for the three months ended September 30, 2004, by approximately $8,000; and (ii) the CFO agreed to reduce his annual salary resulting in annual savings of $30,000.

In consideration of the aforementioned revision to the compensation structure of the Company's officers, in October 2004 the Board of Directors granted each officer 500,000 options to purchase shares of common stock. (See Note 9 to the condensed consolidated financial statements).

Interest expense increased 6.3 percent, to $143,356 for the three months ended September 30, 2004, from $134,911 for the three months ended September 30, 2003. This was primarily related to interest expense incurred as a result of the beneficial conversion feature of the Augustine revolving credit facility. (See
Note 4 to the condensed consolidated financial statements).

Amortization expense for the three months ended September 30, 2004 related to the acquisition of a patent was $6,261 versus zero for the three months ended September 30, 2003. The patent was acquired in July, 2004. (See Note 1-G to the condensed consolidated financial statements).

Gain on settlement and write-off of debt increased $292,438, or 176 percent, to $458,436 for the three months ended September 30, 2004, from $165,998 for the three months ended September 30, 2003. The increase was attributable to a $379,948 gain on the settlement of outstanding debt due one vendor, offset by a decrease in the write-off of statutorily-barred liabilities of $87,510.

The Company earned net income of $241,074 for the three months ended September 30, 2004, as compared to net income of $19,372 for the three months ended September 30, 2003, entirely due to debt settlements and write-offs.

The net income applicable to common shareholders for the three months ended September 30, 2004 was $213,474, compared to a loss of $12,732 for the three months ended September 30, 2003. Dividends accrued on convertible preferred stock were $27,600 and $32,104 for the three months ended September 30, 2004 and 2003, respectively.

Basic and diluted earnings per share were $0.01 and nil for the three months ended September 30, 2004 and 2003, respectively. The effect of outstanding options and warrants on earnings per share is considered during periods when net income is earned when their exercise price is below the average market price of the common stock during the period. For the three months ended September 30, 2004, options and warrants to purchase 3,000,000 and 160,000 shares of common stock, respectively, have been excluded from the calculation of diluted income per share for this reason. Additionally, for the three months ended September 30, 2004, outstanding convertible preferred stock and debt enter into the calculation of net income per share on a limited basis due to two limitations as follows: (i) the convertible stock agreement limits the preferred shareholder's common stock holdings to 9.9 percent of the total outstanding common shares; and
(ii) the Company's current common stock authorization is limited to 40 million shares. As a practical matter, the amount of common shares issuable under outstanding convertible instruments is so large, the applicable limitation is the 40 million share authorization. For the three months ended September 30, 2004, assuming maximum dilution to 40 million shares, earnings per share are unchanged at $0.01.

Significant Accounting Estimate

In July, 2004, the Company acquired a patent from GEORAL International, Ltd. (US Patent No. 6,472,984) for the GIL 2001 Security Doors. (See Note 3). The patent was valued at $413,250 which represents the value of the common stock given in consideration of the purchase as well as the cost of professional fees incurred in the transaction. The patent expires on January 30, 2021. The Company has identified the accounting for this patent as a significant accounting estimate which, due to the existence of an option for the seller to reacquire the patent at an amount subject to future determination, may become more significant as the option date approaches. The Company cannot presently evaluate the likelihood of the exercise of this option or the amount of consideration it would receive if the option were exercised. As a result of the range of possible accounting and related economic consequences of the potential exercise of this option, the Company will critically evaluate the carrying value of this asset on not less than a semi-annual basis.

Liquidity and Capital Resources

The Company has current assets of $460,925 (including $1,846 in cash) compared with current liabilities of $4,612,028, resulting in a working capital deficit of $4,151,103 as of September 30, 2004. Although the Company had net income of $241,074 for the three months ended September 30, 2004, the income was entirely attributable to debt settlements and write-offs. Additionally, the Company has incurred significant net losses in each of the three preceding fiscal years and has a stockholder's equity deficit of $4,083,890 at September 30, 2004. Such deficits and recurring losses raise questions about the Company's ability to continue as a going concern.

Additionally, the Company's continuation is also threatened by the existence of numerous judgments on trade payables, defaults on various secured indebtedness and delinquencies on certain tax obligations. These conditions could result in the seizure of Company assets and/or its being forced into bankruptcy. (See Note 8 to the Condensed Consolidated Financial Statements).

The Company is currently implementing a business plan that it believes will strengthen the balance sheet, increase revenue and return it to profitability. The plan involves a series of initiatives. The Company is seeking to restructure its liabilities by negotiating with secured and unsecured creditors and vendors for forgiveness of certain outstanding debt, or to exchange debt for equity. For the three months ended September 30, 2004, the Company settled a total of approximately $437,000 in exchange for a series of cash payments totaling $57,000 resulting in a gain of approximately $380,000. The Company continues to seek settlements of outstanding debt.

In the fourth quarter of fiscal 2004 the Company was advised by its counsel that pursuant to applicable law, certain of its trade obligations are statutorily unenforceable after periods of four or six years, as applicable, from the date of their incurrence. Accordingly the Company has written off $78,488 of accounts payable which amount is included in gain on settlement and write-off of debt for the three months ended September 30, 2004. Additional amounts will likely be written off in subsequent periods as the applicable statutory periods are exceeded.

The Company may also pursue strategic acquisitions that provide it with growth and vertical integration within the security business. There is no assurance that the Company will be successful in accomplishing its objectives. If the Company is not successful in these initiatives, it may be forced to severely curtail operations or seek protection under the bankruptcy laws.

The Company's cash balance at June 30, 2004 decreased $2,074 from $3,920 to $1,846 as of September 30, 2004. The decrease was the result of a combination of cash used for the repayment of stockholder loans totaling $75,000, and operating and investing activities requiring $231,824, and $20,250, respectively, offset by cash proceeds from notes totaling $325,000. Operating activities exclusive of changes in current assets and liabilities required $100,362, offset by an increase in receivables and other current assets of $369,834, and an increase in accounts payable and accrued liabilities of $238,372.

The Company's capital resources include private stock sales and loans and advances from principal shareholders. During the three month period ended September 30, 2004, the Company borrowed $325,000 under the terms of its convertible loan agreements with Augustine. The agreements provide for additional borrowings of $100,000, all of which may be converted to common stock at a 25 percent discount to the market price of the stock at the time of conversion, subject to the lender's holdings not exceeding 9.9 percent of the total outstanding shares of common stock. Amounts converted by the lender may be re-borrowed by the Company to the extent that the total outstanding balance under the revolving line of credit cannot exceed $500,000. The Company recognizes that its current capitalization structure does not presently facilitate raising additional equity capital due to the limitation of 40 million authorized shares of common stock and the large number of shares issuable upon conversion of its various convertible instruments. Therefore in order to facilitate raising capital in the future, the Company will likely explore various means of restructuring its capitalization.

ITEM 3.   CONTROLS AND PROCEDURES

Daniel McPhee, Chief Executive Officer and Philip J. Rauch, Chief Financial Officer of Defense Technology Systems, Inc. have established and are currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company.

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



PART II.    OTHER INFORMATION
--------    -----------------

Item 1 - Legal Proceedings:

There were no new legal proceedings or significant developments in existing proceedings that occurred during the three months ended September 30, 2004.

Item 2 - Changes in Securities:

As a result of three transactions, the Company issued 2,989,099 shares of common stock during the three month period ended September 30, 2004, as disclosed in
Note 7 to the Condensed Consolidated Financial Statements.

Item 3 - Defaults Upon Senior Securities:

As of September 30, 2004, the Company is in default on the following obligations, as disclosed in Note 8B to the Condensed Consolidated Financial
Statements: the Secured Subordinated Debentures, and the Class 7 Bankruptcy Distributions. Additionally, as disclosed in Notes 8A and 8C, the Company has approximately $527,000 in judgments entered against it for unpaid trade payables and is delinquent on payment of certain sales and payroll tax obligations.

Item 4 - Submission of Matters to a Vote of Security Holders:

None.

Item 5 - Other information:

The Company is in the  process of adopting a formal Code of Ethics,  pursuant to
Section 406 of the Sarbanes-Oxley Act of 2002.

Item 6 - Exhibits and Reports on Form 8-K

     (a)   Exhibits:
           ---------

           Exhibit       Description
           No.

           31            Section 302 Certifications

           32            Section 906 Certifications

     (b)   Reports on Form 8-K:
           --------------------

           None.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DEFENSE TECHNOLOGY SYSTEMS, INC.

Date:   November 14, 2004              By:  /s/ Daniel McPhee
      ---------------------                -------------------------------------
                                           Daniel McPhee
                                           President and Chief Executive Officer

Date:   November 14, 2004              By:  /s/ Philip J. Rauch
      ---------------------                -------------------------------------
                                           Philip J. Rauch,
                                           Chief Financial Officer