Form 10QSB
period 2004-12-31
DATAWORLD SOLUTIONS INC
filed 2005-02-15
CIK 798438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-9263

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                    11-2816128
      ------------------------                         ----------------
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
Yes  X   No
    ---    ---

The number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Common stock, $.001 par value                       39,791,034
--------------------------------------------------------------------------------
          Class                Number of shares outstanding at February 14, 2005

Transitional Small Business Disclosure Format:   Yes  ____   No __X__

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
                                      INDEX


PART I         FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets as of December 31, 2004
               and June 30, 2004........................................................   3

               Condensed Consolidated Statements of Operations for the
               three months ended December 31, 2004 and 2003............................   4

               Condensed Consolidated Statements of Operations for the
               six months ended December 31, 2004 and 2003..............................   5

               Condensed Consolidated Statements of Cash Flows for the
               six months ended December 31, 2004 and 2003..............................   6

               Notes to Condensed Consolidated Financial Statements.....................   7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................................  16

Item 3.        Controls and Procedures..................................................  22

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings........................................................  23

Item 2.        Changes in Securities ...................................................  23

Item 3.        Defaults Upon Senior Securities..........................................  23

Item 4.        Submission of Matters to a Vote of Security Holders......................  23

Item 5.        Other Information........................................................  23

Item 6.        Exhibits and Reports on Form 8-K.........................................  23

SIGNATURES   ...........................................................................  24

Exhibit 31     Section 302 Certifications

Exhibit 32     Section 906 Certifications


ITEM 1          FINANCIAL STATEMENTS

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
                      Condensed Consolidated Balance Sheet

                                                         December 31, 2004   June 30, 2004*
                                                             (Unaudited)
                                                         ----------------- ----------------
ASSETS

CURRENT ASSETS:
   Cash                                                     $      2,845   $      3,920
   Accounts receivable                                           103,115         87,745
   Other current assets                                              300          1,500
                                                            -------------  -------------
TOTAL CURRENT ASSETS                                             106,260         93,165

Property and equipment, net                                       13,091         15,202
Security deposits                                                 12,119         12,119
Patent, net                                                      400,728              -
                                                            -------------  -------------
TOTAL ASSETS                                                $    532,198   $    120,486
                                                            =============  =============
             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                            2,042,911      2,932,351
   Accrued expenses and other                                    976,491      1,008,417
   Notes payable-related parties, current                        656,454        160,738
   Bankruptcy distributions payable                              302,742        292,120
   Secured subordinated debentures                                92,633         92,633
                                                            -------------  -------------

TOTAL CURRENT LIABILITIES                                      4,071,231      4,486,259

Note payable-related parties                                     273,071        381,087
Accrued dividends on preferred stock                              95,899         62,189
                                                            -------------  -------------
TOTAL LIABILITIES                                              4,440,201      4,929,535
                                                            -------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
8% Series B Convertible Preferred Stock,
$.01 par value, stated value $1,000 per
share; Redeemable at $1,250 per
share; authorized, 3,000 shares;
1,192  and 1,559 shares issued and
outstanding at December 31, 2004 and
June 30, 2004, respectively                                    1,192,000      1,559,000
Common stock, $.001 par value; 40,000,000
Shares authorized, 39,791,034 and 34,781,755
issued and outstanding at December 31, 2004 and
June 30, 2004, respectively                                       39,791         34,782
Additional paid-in capital                                     8,966,743      8,028,629
Accumulated deficit                                          (14,106,537)   (14,431,460)
                                                            -------------  -------------
TOTAL STOCKHOLDERS' DEFICIT                                   (3,908,003)    (4,809,049)
                                                            -------------  -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                                       $    532,198   $    120,486
                                                            =============  =============
*Condensed from audited financial statements
See accompanying notes to condensed consolidated financial statements.

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
            Unaudited Condensed Consolidated Statements of Operations
                         Three Months ended December 31,

                                                                           2004          2003
                                                                                        (Restated)
                                                                        ------------  ------------

Net sales                                                               $   117,774   $    92,519

Cost of goods sold                                                           84,132        61,529
                                                                         -----------   -----------
     Gross profit                                                            33,642        30,990
                                                                         -----------   -----------
Expenses:

Selling, general and administrative expenses                                188,204     2,731,627
Interest expense                                                            100,159       111,983
Amortization of patent                                                        6,261             -
                                                                         -----------  ------------
       Total expenses                                                       294,624     2,843,610
                                                                         -----------   -----------
                                                                           (260,982)   (2,812,620)
                                                                         -----------   -----------

Other income:

Commission income                                                                 -        32,026
Gain on settlement and write off of debt                                    397,685       109,696
Other income                                                                    146             -
                                                                         -----------  ------------
         Total other income                                                 397,831       141,722
                                                                         -----------   -----------
           Net income (loss)                                                136,849    (2,670,898)

Accrued dividends on preferred stock                                         25,400        31,180
                                                                         -----------   -----------

Net income (loss) attributable to common
shareholders                                                            $   111,449   $(2,702,078)
                                                                         ===========   ===========
Earnings (loss) per share attributable to
common shareholders:
Basic and diluted                                                       $      0.00   $     (0.07)
                                                                         ===========   ===========

Weighted average common shares outstanding:
Basic                                                                    38,663,892    36,120,911
                                                                         ===========   ===========
Diluted                                                                  40,000,000    36,120,911
                                                                         ===========   ===========
See accompanying notes to condensed consolidated financial statements.

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
            Unaudited Condensed Consolidated Statements of Operations
                          Six Months ended December 31,

                                                                             2004          2003
                                                                                        (Restated)
                                                                        ------------  ------------

Net sales                                                               $   611,951   $   238,002

Cost of goods sold                                                          487,281       146,243
                                                                         -----------   -----------
     Gross profit                                                           124,670        91,759
                                                                         -----------   -----------
Expenses:

Selling, general and administrative expenses                                351,895     2,859,271
Interest expense                                                            243,515       246,895
Amortization of patent                                                       12,522             -
                                                                         -----------  ------------
       Total expenses                                                       607,932     3,106,166
                                                                         -----------   -----------
                                                                           (483,262)   (3,014,407)
                                                                         -----------   -----------

Other income:

Commission income                                                             4,864        87,187
Gain on settlement and write off of debt                                    856,121       275,694
Other income                                                                    200             -
                                                                         -----------  ------------
         Total other income                                                 861,185       362,881
                                                                         -----------   -----------
           Net income (loss)                                                377,923    (2,651,526)

Accrued dividends on preferred stock                                         53,000        63,284
                                                                         -----------   -----------

Net income (loss) attributable to common
shareholders                                                            $   324,923   $(2,714,810)
                                                                         ===========   ===========
Earnings (loss) per share attributable to
common shareholders:
Basic and diluted                                                       $      0.01   $     (0.08)
                                                                         ===========   ===========


Weighted average common shares outstanding:
Basic                                                                    37,807,506    34,837,779
                                                                         ===========   ===========
Diluted                                                                  40,000,000    34,837,779
                                                                         ===========   ===========
See accompanying notes to condensed consolidated financial statements.


                        DEFENSE TECHNOLOGY SYSTEMS, INC.
            Unaudited Condensed Consolidated Statements of Cash Flows
                          Six Months ended December 31,

                                                                                2004                   2003
                                                                                                    (Restated)
Cash flows from operating activities:
Net income (loss)                                                            $ 377,923            $ (2,651,526)
Adjustments to reconcile net income to cash
         provided (used) by operating activities:
           Depreciation and amortization                                        14,633                       -
           Amortization of note and bond discounts                               2,700                     720
           Gain on settlement and write-off of debt                           (856,121)               (275,694)
           Interest component of beneficial conversion
           feature of convertible loans                                        153,333                  58,000
           Common stock issued for consulting services                               -                 338,000
           Stock options granted for consulting services                             -               2,118,165

             Changes in current assets and liabilities:
                Accounts receivable                                            (15,370)                110,828
                Prepaid expenses and other current assets                        1,200                  (3,000)
                Accounts payable and accrued liabilities                       (54,745)                154,149
                Accrued interest on bankruptcy liability                        10,622                  11,167
                                                                                ------                  ------

                      Cash used by
                      operating activities                                    (365,825)               (139,191)
                                                                              ---------               ---------

Cash flows from investing activities:
Patent acquisition costs                                                       (20,250)                      -
                                                                            -----------               ---------

Cash flows from financing activities:

Proceeds from notes and loans                                                  460,000                       -
Principal repayments on loans                                                  (75,000)                 (6,000)
Common stock sales                                                                   -                 150,000
Borrowings from asset-based lender                                                   -                 303,565
Repayment of amounts due asset-based lender                                          -                (312,572)
                                                                              --------                ---------

                      Cash provided by
                      financing activities                                     385,000                 134,993
                                                                              --------                --------

Decrease in cash                                                                (1,075)                 (4,198)

Cash, beginning of period                                                        3,920                  11,888
                                                                              --------                --------

Cash, end of period                                                           $  2,845                $  7,690
                                                                              ========                ========

Supplemental disclosure of cash flow information:

Cash paid for income taxes                                                    $      0                $      0
                                                                              ========                ========

Cash paid for interest                                                        $  3,795                $      0
                                                                              ========                ========

Non-Cash Investing and Financing Activities:
Dividends accrued on preferred stock                                          $ 53,000                $ 63,284
                                                                              ========                ========
Conversion of preferred stock and accrued
         dividends to common stock                                            $386,290                $ 45,505
                                                                              ========                ========
Conversion of notes payable and accrued
         interest and dividends to common stock                               $      -                $677,555
                                                                              ========                ========
Acquisition of patent for shares of common
         stock                                                                $393,000                $      -
                                                                              ========                ========
Conversion of trade payable to shares of
         common stock                                                         $ 10,500                $      -
                                                                              ========                ========
Conversion of accrued liability to shares
         of common stock                                                      $      -                $ 97,248
                                                                              ========                ========

             See accompanying notes to condensed consolidated financial statements.


                        DEFENSE TECHNOLOGY SYSTEMS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1:  Summary of Significant Accounting Policies
         ------------------------------------------

(A) - Unaudited Interim Financial Information

The unaudited condensed consolidated interim financial statements, and accompanying notes included herein, have been prepared by Defense Technology Systems, Inc., (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for the fair statement of the results of the three and six months ended December 31, 2004 and 2003. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The results for the current interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company's latest annual report filed with the SEC on Form 10-KSB for the year ended June 30, 2004. The Company has restated the results for the three and six months ended December 31, 2003 as a result of a gain attributable to the write-off of debt and a correction in the calculation of stock-based compensation related to option grants.

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

(D) - Net Income (Loss) Per Basic and Diluted Common Shares

Net income (loss) per basic and diluted common shares is computed on the basis of the weighted average number of basic and diluted common shares outstanding during the period. Only the weighted average number of shares of common stock actually outstanding is used to compute basic income (loss) per common share. For the diluted amounts, the effect of outstanding options and warrants and convertible stock and debt instruments is not considered during loss periods as their effect would be anti-dilutive. The effect of outstanding options and warrants is considered during periods when net income is earned when their exercise price is below the average market price of the common stock during the period. For the three and six months ended December 31, 2004 and 2003, options and warrants to purchase 1,800,000 and 160,000 shares of common stock, respectively, have been excluded from the calculation of diluted income (loss) per share for these reasons. (See Note 1-I).

For the three and six months ended December 31, 2004, outstanding convertible preferred stock and debt enter into the calculation of diluted net income per share on a limited basis due to two limitations as follows: (i) the convertible stock agreement limits the preferred shareholder's common stock holdings to 9.9 percent of the total outstanding common shares; and (ii) the Company's current common stock authorization is limited to 40 million shares. As a practical matter, the amount of common shares issuable under outstanding convertible instruments is so large, the applicable limitation is the 40 million share authorization. For the three and six months ended December 31, 2004, assuming maximum dilution to 40 million shares, earnings per share would be unchanged at $0.00 and $0.01, respectively.

Loss per share for the three and six months ended December 31, 2003 was restated due to the inclusion of gains of $13,458 and $179,456, respectively, attributable to the write-off of certain statutorily barred liabilities, and an additional expense of $153,000 related to the correction of an error in the Black-Scholes formula application used to determine the value of stock options granted to consultants. (See Note 1-H). Additionally, the weighted average number of outstanding shares of common stock for such period was corrected for the reduction of 1.2 million shares as disclosed in the Company's annual report on Form 10-KSB for the year ended June 30, 2004. Such correction had no effect on the per share results.

(E) - Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities. For interim periods, the estimated effective annual tax rate is applied to year-to-date income or loss.

(F) - Property, Equipment and Depreciation

Property and equipment at December 31, 2004, are stated at cost less accumulated depreciation and amortization computed on a straight-line basis over the estimated useful lives of the respective assets, which range from three to five years. Leasehold improvements are amortized over the useful life of the improvement, or the lease term, whichever is less. Expenditures for maintenance, repairs and betterments, which do not materially extend the useful lives of the assets, are charged to operations as incurred. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

(G)  Patent and Amortization

On July 2, 2004, the Company acquired a patent from GEORAL International, Ltd. (US Patent No. 6,472,984) for the GIL 2001 Security Doors. The patent was valued at $413,250 which represents the value of the common stock given in consideration of the purchase as well as $20,250 of related professional fees incurred in the transaction. The patent expires on January 30, 2021; the Company is amortizing the value of the patent over the remaining 16.5 years of its useful life in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 142. (See Note 3).

(H) - Write-Off of Statutorily Barred Liabilities

In the fourth quarter of fiscal 2004 the Company was advised by its counsel that pursuant to applicable law, certain of its trade obligations are statutorily unenforceable after periods of four or six years, as applicable, from the date of their incurrence. Accordingly the Company has written off $397,685 and $476,173 of accounts payable which amount is included in gain on settlement and write-off of debt for the three and six months ended December 31, 2004, respectively. Additionally, the Company has restated the results for the three and six months ended December 31, 2003 to reflect $13,458 and $179,456, respectively, of write-offs applicable to such periods.

(I) - Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to SFAS Nos. 123 and
148. These pronouncements allow companies to either expense the estimated fair value of all stock options or, as the Company has elected with respect to options granted to employees and directors, to continue to follow the intrinsic value method previously set forth in Accounting Principles Board ("APB") Opinion No. 25, but disclose the pro forma effects on net income (loss) had the fair value of those options been expensed. (See Note 1-K).

In October 2004, the Board of Directors of the Company granted the Company's CEO and CFO options to purchase 500,000 shares of common stock each at an exercise price of $0.154 per share, which was calculated at 125 percent of the weighted-average closing price of the stock for the four weeks following the grant date. The options vest six months from the grant date and expire five years from the grant date. The fair value of these options at the grant date using the Black-Scholes pricing model was $139,400, or $0.1394 per share.

The determination of the fair value of these options was based on the following elements:

         Stock price volatility:   328%
         Annual interest rate:   2.07%
         Dividends paid on common stock:   $0.00
         Estimated useful life of options:   3 years

The following is the pro forma effect of this option grant on the results for the three and six months ended December 31, 2004:

                                                 Three months       Six months
                                                     ended            ended
                                                 Dec. 31, 2004     Dec. 31, 2004
                                                 -------------     -------------

         Net income as reported:                   $ 136,849        $  377,923
                                                   ---------        ----------
         Pro forma net income:                     $  79,404        $  320,478
                                                   =========        ==========

         Net income attributable to
         common shareholders as reported:          $ 111,449        $  324,923
                                                   ---------        ----------
         Pro forma net income attributable to
         common shareholders:                      $  54,004        $  267,478
                                                   =========        ==========

         Earnings per share as reported:           $    0.00        $     0.01
                                                   ---------        ----------
         Pro forma earnings per share              $    0.00        $     0.01
                                                   =========        ==========

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

(K) - Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued a revised SFAS No. 123, "Share-Based Payment". The revised Statement requires companies to expense the value of employee stock options and similar awards and applies to all non-vested awards granted prior to the effective date, all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. This Statement will be effective for the Company beginning in fiscal 2006, with application expected to be prospective; adoption is not anticipated to have a material effect on the Company's financial statements.

Note 2: Going Concern
        -------------

The Company has current assets of $106,260 (including $2,845 in cash) compared with current liabilities of $4,071,231, resulting in a working capital deficit of $3,964,971 as of December 31, 2004. Although the Company had net income of $136,849 and $377,923 for the three and six months ended December 31, 2004, respectively, the income was entirely attributable to debt settlements and write-offs. Additionally, the Company has incurred significant net losses in each of the three preceding fiscal years and has a stockholder's equity deficit of $3,908,003 at December 31, 2004. Such deficits and recurring losses raise questions about the Company's ability to continue as a going concern.

Additionally, the Company's continuation is also threatened by the existence of numerous judgments on trade payables, defaults on various secured indebtedness and delinquencies on certain tax obligations. These conditions could result in the seizure of Company assets and/or its being forced into bankruptcy. (See Note
8).

The Company is currently implementing a business plan that it believes will strengthen the balance sheet, increase revenue and return it to profitability. The plan involves a series of initiatives. The Company is seeking to restructure its liabilities by negotiating with secured and unsecured creditors and vendors for forgiveness of certain outstanding debt, or to exchange debt for equity. The Company has also executed a letter of intent to acquire a majority interest of a company in its industry. (See Note 9).

In the fourth quarter of fiscal 2004 the Company was advised by its counsel that pursuant to applicable law, certain of its trade obligations are statutorily unenforceable after periods of four or six years, as applicable, from the date of their incurrence. Accordingly the Company has written off $397,685 and $476,173 of accounts payable which amount is included in gain on settlement and write-off of debt for the three and six months ended December 31, 2004, respectively. Additionally, the Company has restated its results for the three and six months ended December 31, 2003 to reflect gains of $13,458 and $179,456, respectively, attributable to the write-off of debt.

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

Note 3:  Acquisition of Patent
         ---------------------

In July, 2004, the Company acquired a patent from GEORAL International, Ltd. (US Patent No. 6,472,984) for the GIL 2001 Security Doors. The patent was valued at $413,250 which represents the value of the 1,000,000 shares of common stock given in consideration of the purchase plus the professional fees incurred in the transaction. The patent expires on January 30, 2021. The acquisition agreement includes an option for the seller to re-purchase the patent on the fifth anniversary of the agreement at a cost equal to the value of common stock received in consideration of the purchase ($393,000) or by returning to the Company one million shares of common stock.

Note 4: Notes Payable - Related Parties
        -------------------------------

        Notes payable-related parties, as of December 31, 2004, consists of the following:

                                             Current   Long-Term      Total
                                             -------   ---------      -----
         Augustine-revolving credit line    $535,000   $       -    $535,000
         Augustine-term note payable               -      94,500      94,500
         Rosenthal & Rosenthal                71,429     178,571     250,000
         Shareholder loan                     50,025           -      50,025
                                            --------   ---------   ---------
                                            $656,454   $ 273,071    $929,525
                                            ========   =========    ========


For the three and six months ended December 31, 2004, the Company's borrowings from Augustine Capital Management ("Augustine") required the recognition of approximately $45,000 and $153,333, respectively, of additional interest expense related to the lender's right to convert the outstanding balance of their note payable into shares of common stock at a 25% discount from market. In November 2004, the Company borrowed $35,000 under the terms of this convertible note facility, and in December 2004 borrowed an additional $100,000, bringing the total amount outstanding under this facility to $535,000 as of December 31, 2004, all of which is due on August 28, 2005. With the lender's permission, the Company has exceeded the stated credit limit of $500,000 applicable to this facility. Any future borrowings under this agreement either allowed in excess of the line or subsequent to repayments of outstanding amounts will result in the recognition of additional interest expense related to this beneficial conversion feature. The balance of the unamortized discount on the Augustine term note payable, due March 1, 2006, was $6,300 as of December 31, 2004. As of such date, interest accrued on the notes was approximately $16,000 and $7,000, respectively, all of which, pursuant to the terms of the notes, may be converted into common shares of the Company.

The note payable to Rosenthal & Rosenthal, executed in June 2004, calls for payment of interest only through December 2004, and repayment of principal in 42 equal payments commencing in January 2005. (See Note 10).

Note 5: Other Related Party Transactions
        --------------------------------

As of December 31, 2004, approximately $238,000 of accrued compensation, due the Company's Chief Executive Officer and Chief Financial Officer, was included in accrued expenses on the Condensed Consolidated Balance Sheet.

Note 6: Income Taxes
        ------------

No income taxes were provided since the Company has loss carry-forwards.
As of December 31, 2004, the Company has net operating loss carry-forwards totaling approximately $18,000,000, expiring at various dates through fiscal 2023. The Company estimates an effective tax rate of zero for the fiscal year ending June 30, 2005, based on utilization of its net operating loss carry-forwards.

Note 7: Capital Stock Transactions
        --------------------------

(A) Preferred Stock Conversions

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

In November 2004, Augustine converted 105 shares of preferred stock with a stated value of $105,000 plus accrued dividends of $7,249 into 2,200,961 shares of common stock based on a conversion price of $0.051 per share.

Additionally, in November 2004, Augustine, converted 24 shares of preferred stock with a stated value of $24,000 plus accrued dividends of $1,689, into 508,693 shares of common stock based on a conversion price of $0.051 per share.

(B) Return of Shares by Consultant; Cancellation of Option/Consulting Agreement

In October 2004, a former consultant to the Company returned 400,000 shares of common stock acquired pursuant to a consulting agreement together with 400,000 shares he had acquired to the Company's treasury. These shares were valued at $88,800 or $0.111 per share, the weighted-average closing market price for the two days before and after the date of the transaction. By resolution of the Board of Directors, these shares were cancelled and became equivalent to unissued shares.

Additionally, as a result of the termination of the above-referenced consulting agreement, options to purchase 1,200,000 shares of common stock at various prices were cancelled.

(C)   Other Capital Stock Transactions

In July 2004, pursuant to the terms of the Patent Acquisition Agreement, the Company issued one million shares of common stock to GEORAL International, Ltd. for the purchase of a patent. The shares were valued at $393,000 or $0.393 per share, the weighted-average closing market price of the stock for the two days before and after the date of this transaction. (See Note 3).

In November 2004, a vendor converted a trade payable in the amount of $10,500 into 110,526 shares of common stock valued at $10,500 or $0.095 per share. Following is a schedule of changes in shareholders' deficit for the six months ended December 31, 2004:


                             Preferred             Common              Treasury     Add'l
                              Stock       Common    Stock    Treasury    Stock     Paid-In     Retained    Stockholder's
                              Amount      Shares   Amount     Shares    Amount     Capital     Earnings       Deficit
                            ----------- ----------- -------- --------- --------- ----------- ------------- -------------
Balance July 1, 2004        $1,559,000  34,781,755  $34,782                      $8,028,629   (14,431,460)   (4,809,049)

Conversion of
preferred stock
to common stock               (367,000)  4,698,753    4,699                         381,591                      19,290

Value of beneficial
conversion
feature of convertible
loans                                                                               153,333                     153,333

Return of common
shares to treasury by
consultant                                                    800,000   (88,800)     88,800                           -

Cancellation of
treasury stock                            (800,000)    (800) (800,000)   88,800     (88,000)                          -


Purchase of patent                       1,000,000    1,000                         392,000                     393,000

Conversion of trade
payable
to common stock                            110,526      110                          10,390                      10,500

Accrued dividends on 8%

preferred stock                                                                                   (53,000)      (53,000)

Net income for six
months
ended December 31, 2004                                                                           377,923       377,923

                            ----------- ----------- -------- --------- --------- ----------- ------------- -------------

Balance December 31, 2004
                            $1,192,000  39,791,034  $39,791         -  $      0  $8,966,743  ($14,106,537)  ($3,908,003)
                             ========== ===========  ======= =========  ========  ========== ============= =============


Note 8: Commitments and Contingencies
        -----------------------------

(A)  Litigation matters

The Company is a party to legal matters arising in the general course of business. During fiscal 2001 and subsequently, the Company decided not to dispute litigation with suppliers and other creditors for collection of amounts owed to them. As a result, as of December 31, 2004, the Company had outstanding judgments amounting to $527,051. This balance is included in accounts payable in the accompanying condensed consolidated financial statements.

In September 2000, the Company began to negotiate a potential merger with American Access Technologies ("AAT"), which resulted in a merger agreement being signed in April 2001. In June 2001, the Company was notified by AAT that they were unilaterally terminating the agreement claiming that the Company had suffered material and adverse changes and that such change entitled AAT to terminate the agreement. AAT then filed suit against the Company seeking reimbursement of various incurred costs. The Company has filed a counter suit against AAT alleging wrongful termination. A non-jury trial commenced on February 7, 2005 and a decision is expected by the end of the month. The ultimate outcome of this matter is not expected to have a material adverse effect on the Company's results of operations or financial position.

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

(C) Tax delinquencies

As of August 2001, the Company failed to remit sales taxes that it collected from customers in four states. As of December 2004, approximately $323,000 was due (inclusive of estimated penalties and interest). The Company is presently negotiating a settlement of its approximately $265,000 liability with the State of New York. Should negotiations not be successful, the Company could be forced by the State of New York to cease operations. As part of the negotiations, the Company is continuing to make $5,000 monthly good faith payments toward this obligation.

As of March 2002, the Company failed to remit federal payroll taxes that it had collected. In March 2004, the Company settled its federal payroll tax liability which resulted in a forbearance installment plan whereby the Company is obligated to make monthly payments of $3,000 plus a final payment of accrued interest in full settlement of this liability. As of December 2004, approximately $39,000 remained outstanding, which due to the nature of the obligation is classified as a current liability.

     The Company is in the process of preparing, for immediate filing, certain delinquent federal income tax and state franchise tax returns. As the Company sustained taxable losses during the applicable periods, there are no income tax payments that will be due with respect to these returns. Any penalities and interest that may be assessed on state minimum franchise taxes are expected to be de minimis.

(D) Sales and purchase concentrations

For the three and six months ended December 31, 2004, two customers accounted for 51% and 36% of sales, and 53% and 17% of sales, respectively, and two vendors accounted for 59% and 40% of purchases, and 64% and 24% of purchases, respectively. Loss of any of these major customers or vendors would have a significant negative effect on the Company's business.

Note 9:   Pending Acquisition
          -------------------

In December 2004, the Company executed a letter of intent with NewMarket Technology, Inc. ("NewMarket") to purchase NewMarket's 51 percent interest in Digital Computer Integration Corp. ("DCI"). DCI is a security and defense products manufacturer. The Company will purchase the 51 percent interest by issuance to NewMarket of a newly created Series C Preferred Stock with certain conversion features. The Series C shares will be subject to certain proxy rights to be held by the Company's two executive officers. The terms and rights of this new stock are currently being negotiated by the parties involved and once finalized, will be incorporated into a definitive acquisition agreement. The Company is proceeding with its due diligence and anticipates closing this transaction during the third quarter of fiscal 2005. Additionally, Philip Verges, the CEO of NewMarket, will join the Company's Board of Directors upon the closing of this transaction.


Note 10:   Subsequent Events
           -----------------

In January 2005, the Company borrowed $95,000 from NewMarket, pursuant to a promissory term note, bearing interest at 6% per annum. Principal and interest are due in one year.

The Company is currently negotiating a six-month deferral of the principal repayments on its note payable to Rosenthal & Rosenthal.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Defense Technology Systems, Inc., (the "Company") since June 30, 2004 and material changes in the Company's results of operations for the three and six months ended December 31, 2004, as compared to the same period in 2003. The Company has restated the results for the three and six months ended December 31, 2003 as a result of a gain attributable to the write-off of debt and a correction in the expense related to the granting of stock options to consultants. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

Special note regarding forward-looking statements
-------------------------------------------------

This report contains forward-looking statements within the meaning of federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about the Company's future business plans and strategies, statements about its need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.

Results of Operations

Three Months Ended December 31, 2004, vs. Three Months Ended December 31, 2003

Sales revenue increased approximately 27%, to $117,774 for the three months ended December 31, 2004, from $92,519 for the comparative period in the prior year. A decrease in sales in the Company's Data division from $92,519 to $56,032 for the three months ended December 31, 2004 was offset by $61,742 in sales attributed to the Company's DWS Defense Systems subsidiary. This subsidiary was formed in October 2003; its first sales were recorded in January, 2004.

Costs of revenue increased approximately 37%, to $84,132 for the three months ended December 31, 2004, from $61,529 for the three months ended December 31, 2003 as a result of increased revenue during the three month period ended December 31, 2004.

Gross profit increased approximately 9%, to $33,642 for the three months ended December 31, 2004, from $30,990 for the three months ended December 31, 2003. The gross profit attributable to the Company's Data and Security divisions were $19,275 and $14,367, respectively. Gross profit margin decreased to 29% for the three months ended December 31, 2004, compared to 33% for the three months ended December 31, 2003. The gross profit margin of the Company's Data and Security divisions were 34% and 23%, respectively. The overall decrease was due to the significant increase in distribution and installation of security products which are at a lower margin than the Company's data cable assembly business.

Selling, general and administrative expenses decreased approximately 93%, to $188,204 for the three months ended December 31, 2004, from $2,731,627 for the three months ended December 31, 2003. The decrease is primarily related to the non-recurrence of a $2,456,165 non-cash charge to consulting expenses related to the granting of common stock and options to certain individuals during the three months ended December 31, 2003, as well as a reduction in officers' salaries related to revisions in their compensation structure as follows: (i) the CEO is being compensated on a commission-only basis, which reduced his compensation for the three months ended December 31, 2004 by approximately $23,000; and (ii) the CFO agreed to reduce his annual salary resulting in annual savings of $30,000.

In consideration of the aforementioned revision to the compensation structure of the Company's officers, in October 2004 the Board of Directors granted each officer 500,000 options to purchase shares of common stock. (See Note 1-I to the condensed consolidated financial statements).

Interest expense decreased 11%, to $100,159 for the three months ended December 31, 2004, from $111,983 for the three months ended December 31, 2003. This decrease was primarily related to a significant reduction in interest expense to its asset-based lender offset by interest expense incurred as a result of the beneficial conversion feature of the Augustine revolving credit facility. (See
Note 4 to the condensed consolidated financial statements).

Amortization expense for the three months ended December 31, 2004 related to the acquisition of a patent was $6,261 versus zero for the three months ended December 31, 2003. The patent was acquired in July, 2004. (See Note 1-G to the condensed consolidated financial statements).

Gain on settlement and write-off of debt increased 263%, to $397,685 for the three months ended December 31, 2004, from $109,696 for the three months ended December 31, 2003. The increase was attributable to the write-off of statutorily-barred liabilities.

The Company earned net income of $136,849 for the three months ended
December 31, 2004, as compared to a loss of $2,670,898 for the three months ended December 31, 2003, due to debt settlements and write-offs and the non-recurrence of the non-cash compensation charge incurred for the three months ended December 31, 2003.

The net income applicable to common shareholders for the three months ended December 31, 2004 was $111,449, compared to a loss of $2,702,078 for the three months ended December 31, 2003. Dividends accrued on convertible preferred stock were $25,400 and $31,180 for the three months ended December 31, 2004 and 2003, respectively.

Basic and diluted earnings (loss) per share were nil and $(0.07) for the three months ended December 31, 2004 and 2003, respectively. The dilutive effect of outstanding options and warrants on earnings per share is considered during periods when net income is earned when their exercise price is below the average market price of the common stock during the period. For the three months ended December 31, 2004, options and warrants to purchase 1,800,000 and 160,000 shares of common stock, respectively, have been excluded from the calculation of diluted income per share for this reason. Additionally, for the three months ended December 31, 2004, outstanding convertible preferred stock and debt enter into the calculation of diluted net income per share on a limited basis due to two limitations as follows: (i) the convertible stock agreement limits the preferred shareholder's common stock holdings to 9.9 percent of the total outstanding common shares; and (ii) the Company's current common stock authorization is limited to 40 million shares. As a practical matter, the amount of common shares issuable under outstanding convertible instruments is so large, the applicable limitation is the 40 million share authorization. For the three months ended December 31, 2004, assuming maximum dilution to 40 million shares, earnings per share are unchanged at $0.00.

Six Months Ended December 31, 2004, vs. Six Months Ended December 31, 2003

Sales revenue increased approximately 157%, to $611,951 for the six months ended December 31, 2004, from $238,002 for the comparative period in the prior year. A slight decrease in sales in the Company's Data division from $238,002 to $216,973 for the six months ended December 31, 2004 was offset by $394,978 in sales attributed to the Company's DWS Defense Systems subsidiary. Sales for this subsidiary commenced in January 2004.

Costs of revenue increased approximately 233%, to $487,281 for the six months ended December 31, 2004, from $146,243 for the six months ended December 31, 2003 as a result of increased revenue during the six month period ended December 31, 2004.

Gross profit increased approximately 36%, to $124,670 for the six months ended December 31, 2004, from $91,759 for the six months ended December 31, 2003. The gross profit attributable to the Company's Data and Security divisions were $78,662 and $46,008, respectively. Gross profit margin decreased to 20% for the six months ended December 31, 2004, compared to 39% for the six months ended December 31, 2003. The gross profit margin of the Company's Data and Security divisions were 36% and 12%, respectively. The overall decrease was due to the significant increase in distribution and installation of security products which are at a lower margin than the Company's data cable assembly business.

Selling, general and administrative expenses decreased approximately 88%, to $351,895 for the six months ended December 31, 2004, from $2,859,271 for the six months ended December 31, 2003. The decrease is primarily attributable to the non-recurrence of a $2,456,165 non-cash charge to consulting expenses related to the granting of common stock and options to certain individuals during the six months ended December 31, 2003, as well as a previously described reduction in officers' salaries.

Interest expense decreased 1%, to $243,515 for the six months ended
December 31, 2004, from $246,895 for the six months ended December 31, 2003. This decrease was primarily related to a significant reduction in interest expense to its asset-based lender offset by interest expense incurred as a result of the beneficial conversion feature of the Augustine revolving credit facility. (See Note 4 to the condensed consolidated financial statements).

Amortization expense for the six months ended December 31, 2004 related to the acquisition of a patent was $12,522 versus zero for the six months ended December 31, 2003. The patent was acquired in July, 2004. (See Note 1-G to the condensed consolidated financial statements).

Gain on settlement and write-off of debt increased 211%, to $856,121 for the six months ended December 31, 2004, from $275,694 for the six months ended December 31, 2003. The increase was attributable to the write-off of statutorily-barred liabilities.

The Company earned net income of $377,923 for the six months ended
December 31, 2004, as compared to a loss of $2,651,526 for the six months ended December 31, 2003, due to debt settlements and write-offs and the non-recurrence of the non-cash charge incurred for the six months ended December 31, 2003.

The net income applicable to common shareholders for the six months ended December 31, 2004 was $324,923, compared to a loss of $2,714,810 for the six months ended December 31, 2003. Dividends accrued on convertible preferred stock were $53,000 and $63,284 for the six months ended December 31, 2004 and 2003, respectively.

Basic and diluted earnings (loss) per share were $0.01 and $(0.08) for the six months ended December 31, 2004 and 2003, respectively. The dilutive effect of outstanding options and warrants on earnings per share is considered during periods when net income is earned when their exercise price is below the average market price of the common stock during the period. For the six months ended December 31, 2004, options and warrants to purchase 1,800,000 and 160,000 shares of common stock, respectively, have been excluded from the calculation of diluted income per share for this reason. Additionally, for the six months ended December 31, 2004, outstanding convertible preferred stock and debt enter into the calculation of diluted net income per share on a limited basis due to two limitations as follows: (i) the convertible stock agreement limits the preferred shareholder's common stock holdings to 9.9 percent of the total outstanding common shares; and (ii) the Company's current common stock authorization is limited to 40 million shares. As a practical matter, the amount of common shares issuable under outstanding convertible instruments is so large, the applicable limitation is the 40 million share authorization. For the six months ended December 31, 2004, assuming maximum dilution to 40 million shares, earnings per share are unchanged at $0.01.

Significant Accounting Estimate

In July, 2004, the Company acquired a patent from GEORAL International, Ltd. (US Patent No. 6,472,984) for the GIL 2001 Security Doors. (See Note 3). The patent was valued at $413,250 which represents the value of the common stock given in consideration of the purchase as well as the cost of professional fees incurred in the transaction. The patent expires on January 30, 2021. The Company has identified the accounting for this patent as a significant accounting estimate which, due to the existence of an option for the seller to reacquire the patent at an amount subject to future determination, may become more significant as the option date approaches. The Company cannot presently evaluate the likelihood of the exercise of this option or the amount of consideration it would receive if the option were exercised. As a result of the range of possible accounting and related economic consequences of the potential exercise of this option, the Company will critically evaluate the carrying value of this asset on not less than a semi-annual basis. For the six months ended December 31, 2004, the Company has determined that no impairment of this asset has occurred.

Pending Acquisition

In December 2004, the Company executed a letter of intent with NewMarket Technology, Inc. ("NewMarket") to purchase NewMarket's 51 percent interest in Digital Computer Integration Corp. ("DCI"). DCI is a security and defense products manufacturer. The Company will purchase the 51 percent interest by issuance to NewMarket of a newly created Series C Preferred Stock with certain conversion features. The Series C shares will be subject to certain proxy rights to be held by the Company's two executive officers. The terms and rights of this new stock are currently being negotiated by the parties involved and once finalized, will be incorporated into a definitive acquisition agreement. The Company is proceeding with its due diligence and anticipates closing this transaction during the third quarter of fiscal 2005. Additionally, Philip Verges, the CEO of NewMarket, will join the Company's Board of Directors upon the closing of this transaction.

Liquidity and Capital Resources

The Company has current assets of $106,260 (including $2,845 in cash) compared with current liabilities of $4,071,231, resulting in a working capital deficit of $3,964,971 as of December 31, 2004. Although the Company had net income of $136,849 and $377,923 for the three and six months ended December 31, 2004, the income was entirely attributable to debt settlements and write-offs. Additionally, the Company has incurred significant net losses in each of the three preceding fiscal years and has a stockholder's equity deficit of $3,908,003 at December 31, 2004. Such deficits and recurring losses raise questions about the Company's ability to continue as a going concern.

Additionally, the Company's continuation is also threatened by the existence of numerous judgments on trade payables, defaults on various secured indebtedness and delinquencies on certain tax obligations. These conditions could result in the seizure of Company assets and/or its being forced into bankruptcy. (See Note 8 to the Condensed Consolidated Financial Statements).

In the fourth quarter of fiscal 2004 the Company was advised by its counsel that pursuant to applicable commercial law, certain of its trade obligations are statutorily unenforceable after periods of four or six years, as applicable, from the date of their incurrence. Accordingly the Company has written off $397,685 and $476,173 of accounts payable which amount is included in gain on settlement and write-off of debt for the three and six months ended December 31, 2004, respectively. Additional amounts will likely be written off in subsequent periods as the applicable statutory periods are exceeded.

The Company is currently implementing a business plan that it believes will strengthen the balance sheet, increase revenue and return it to profitability. The plan involves a series of initiatives. The Company is seeking to restructure its liabilities by negotiating with secured and unsecured creditors and vendors for forgiveness of certain outstanding debt, or to exchange debt for equity. For the six months ended December 31, 2004, the Company settled a total of approximately $437,000 in exchange for a series of cash payments totaling $57,000 resulting in a gain of approximately $380,000. The Company continues to seek settlements of outstanding debt.

The Company may also pursue strategic acquisitions that provide it with growth and vertical integration within the security business. The pending acquisition of a 51% interest in DCI is an example of the type of growth that is being sought. There is no assurance that the Company will be successful in accomplishing its objectives. If the Company is not successful in these initiatives, it may be forced to severely curtail operations or seek protection under the bankruptcy laws.

The Company's cash balance at June 30, 2004 decreased
$1,075 from $3,920 to $2,845 as of December 31, 2004. The decrease was the result of a combination of cash used for the repayment of stockholder loans totaling $75,000, and operating and investing activities requiring $365,825, and $20,250, respectively, offset by cash proceeds from notes totaling $460,000. Operating activities exclusive of changes in current assets and liabilities required $307,532, in addition to an increase in receivables and other current assets of $14,170, and a decrease in accounts payable and accrued liabilities of $44,123.

Historically, the Company's capital resources have been private stock sales and loans and advances from principal shareholders. During the three month period ended December 31, 2004, the Company borrowed $135,000 under the terms of its convertible loan agreements with Augustine. The total borrowings may be converted to common stock at a 25 percent discount to the market price of the stock at the time of conversion, subject to the lender's holdings not exceeding
9.9 percent of the total outstanding shares of common stock. In November 2004, the Company borrowed $35,000 under the terms of this convertible note facility, and in December 2004 borrowed an additional $100,000, bringing the total amount outstanding under this facility to $535,000 as of December 31, 2004, all of which is due August 28, 2005. With the lender's permission, the Company has exceeded the stated credit limit of $500,000 applicable to this facility. In January 2005, the Company received a loan of $95,000 from NewMarket Technology, Inc. In addition, the Company is currently negotiating a six-month deferral of the principal repayments on its note payable to Rosenthal & Rosenthal.

The Company recognizes that its current capitalization structure does not presently facilitate raising additional equity capital due to the limitation of 40 million authorized shares of common stock and the large number of shares issuable upon conversion of its various convertible instruments. Therefore in order to facilitate raising capital in the future, the Company will likely explore various means of restructuring its capitalization. This may include a shareholder proxy to increase share authorization.

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

PART II.    OTHER INFORMATION
--------    -----------------

Item 1 - Legal Proceedings:

There were no new legal proceedings or significant developments in existing proceedings that occurred during the three months ended December 31, 2004.

Item 2 - Changes in Securities:

As a result of three transactions, the Company issued 2,820,180 shares of common stock during the three month period ended December 31, 2004, as disclosed in Notes 7A and 7C to the Condensed Consolidated Financial Statements.

Item 3 - Defaults Upon Senior Securities:

As of December 31, 2004, the Company is in default on the following obligations, as disclosed in Note 8B to the Condensed Consolidated Financial Statements: the Secured Subordinated Debentures, and the Class 7 Bankruptcy Distributions. Additionally, as disclosed in Notes 8A and 8C, the Company has approximately $527,000 in judgments entered against it for unpaid trade payables and is delinquent on payment of certain sales and payroll tax obligations.

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

                                      DEFENSE TECHNOLOGY SYSTEMS, INC.

Date:    February 14, 2005            By:  /s/ Daniel McPhee
     -------------------------           -------------------
                                           Daniel McPhee
                                           President and Chief Executive Officer

Date:    February 14, 2005            By:  /s/ Philip J. Rauch
     -------------------------           ---------------------
                                           Philip J. Rauch,
                                           Chief Financial Officer