Form 10QSB
period 2005-03-31
DEFENSE TECHNOLOGY SYSTEMS, INC.
filed 2005-05-23
CIK 798438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2005


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 1-9263

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
                   -------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    Delaware                              11-2816128
            ------------------------                   ----------------
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

Yes ___ X ___ No _______

 The number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Common stock, $.001 par value                     38,791,034
-------------------------------------------------------------------------------
          Class                    Number of shares outstanding at May 23, 2005


Transitional Small Business Disclosure Format:   Yes  ____   No ___X___

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
                                      INDEX


PART I         FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 2005
               and June 30, 2004............................................   1

            Condensed Consolidated Statements of Operations for the
               three months ended March 31, 2005 and 2004...................   2

            Condensed Consolidated Statements of Operations for the
               nine months ended March 31, 2005 and 2004....................   3

               Condensed Consolidated Statements of Cash Flows for the
               nine months ended March 31, 2005 and 2004....................   4

               Notes to Condensed Consolidated Financial Statements.........   5

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................  16

Item 3.   Controls and Procedures...........................................  22

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings............................................  23

Item 2.        Changes in Securities .......................................  23

Item 3.        Defaults Upon Senior Securities..............................  23

Item 4.        Submission of Matters to a Vote of Security Holders..........  23

Item 5.        Other Information............................................  23

Item 6.        Exhibits and Reports on Form 8-K.............................  23

SIGNATURES   ...............................................................  24

Exhibit 31     Section 302 Certifications

Exhibit 32     Section 906 Certifications

ITEM 1 FINANCIAL STATEMENTS

                        DEFENSE TECHNOLOGY SYSTEMS, INC.

                      Condensed Consolidated Balance Sheet


                                                             March 31, 2005
                                                              (Unaudited)    June 30, 2004*
                                                              ------------   --------------
                                     ASSETS
CURRENT ASSETS:
    Cash                                                      $     17,232    $      3,920
    Accounts receivable                                             79,661          87,745
    Prepaid expenses                                                 2,152           1,500
                                                              ------------    ------------
TOTAL CURRENT ASSETS                                                99,045          93,165
    Property and equipment, net                                     12,035          15,202
    Security deposits                                               12,119          12,119
    Deferred acquisition costs                                      40,210              --
                                                              ------------    ------------
TOTAL ASSETS                                                  $    163,409    $    120,486
                                                              ============    ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                          $  1,586,142    $  2,932,351
    Accrued expenses and other                                   1,118,775       1,008,417
    Notes payable-related parties, current                       1,025,025         160,738
    Bankruptcy distributions payable                               308,053         292,120
    Secured subordinated debentures                                 92,633          92,633
                                                              ------------    ------------
TOTAL CURRENT LIABILITIES                                        4,130,628       4,486,259

Note payable-related parties                                        95,850         381,087
Accrued dividends on preferred stock                               119,411          62,189
                                                              ------------    ------------
TOTAL LIABILITIES                                                4,345,889       4,929,535
                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    8% Series B Convertible Preferred
    Stock, $.01 par value, stated value
    $1,000 per share; Redeemable at
    $1,250 per share; authorized, 3,000
    a shares; 1,192 and 1,559 shares
    issued and outstanding at March 31,
    2005 and June 30, 2004,
    respectively                                                 1,192,000       1,559,000
    Common stock, $.001 par value;
    40,000,000 shares authorized,
    38,791,034 and 34,781,755 issued
    and outstanding at March 31, 2005
    and June 30, 2004, respectively                                 38,791          34,782
    Additional paid-in capital                                   8,574,743       8,028,629
    Accumulated deficit                                        (13,988,014)    (14,431,460)
                                                              ------------    ------------
TOTAL STOCKHOLDERS' DEFICIT                                     (4,182,480)     (4,809,049)
                                                              ------------    ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                                         $    163,409    $    120,486
                                                              ============    ============


*Condensed from audited financial statements
See accompanying notes to condensed consolidated financial statements.

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
            Unaudited Condensed Consolidated Statements of Operations

                          Three Months Ended March 31,

                                                                                     2004
                                                                     2005         (Restated)
                                                                 ------------    ------------
Net sales                                                        $    145,270    $    304,536
Cost of goods sold                                                     90,259         237,554
                                                                 ------------    ------------
     Gross profit                                                      55,011          66,982
                                                                 ------------    ------------
Expenses:

Selling, general and administrative expenses                          172,449         677,104
Interest expense                                                       50,613         109,834
                                                                 ------------    ------------
                                                                      223,062         786,938
                                                                 ------------    ------------
                                                                     (168,051)       (719,956)
                                                                 ------------    ------------
Other income (expense):

Commission income                                                          --           6,019
Gain on settlement and write off of debt                              447,564         244,857
Litigation loss                                                      (150,000)             --
                                                                 ------------    ------------
         Total other income, net                                      297,564         250,876
                                                                 ------------    ------------
           Net income (loss)                                          129,513        (469,080)
Accrued dividends on preferred stock                                   23,512          31,095
                                                                 ------------    ------------
Net income (loss) attributable to common
shareholders                                                     $    106,001    $   (500,175)
                                                                 ============    ============
Earnings (loss) per share attributable to
  common shareholders:
Basic and diluted                                                $       0.00    $      (0.01)
                                                                 ============    ============
Weighted average common shares outstanding:
Basic                                                              38,791,034      38,118,011
                                                                 ============    ============
Diluted                                                            40,000,000      38,118,011
                                                                 ============    ============

See accompanying notes to condensed consolidated financial statements.

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
            Unaudited Condensed Consolidated Statements of Operations

                           Nine Months Ended March 31,



                                                                                     2004
                                                                     2005         (Restated)
                                                                 ------------    ------------
Net sales                                                        $    757,221    $    542,538

Cost of goods sold                                                    577,540         383,797
                                                                 ------------    ------------
     Gross profit                                                     179,681         158,741
                                                                 ------------    ------------
Expenses:

Selling, general and administrative expenses                          524,344       3,536,375
Interest expense                                                      294,128         356,729
                                                                 ------------    ------------
                                                                      818,472       3,893,104
                                                                 ------------    ------------
                                                                     (638,791)     (3,734,363)
                                                                 ------------    ------------
Other income (expense):
Commission income                                                       4,864          93,206
Gain on settlement and write off of debt                            1,303,685         520,551
Other income                                                              200            --
Litigation loss                                                      (150,000)           --
                                                                 ------------    ------------
         Total other income, net                                    1,158,749         613,757
                                                                 ------------    ------------
           Net income (loss)                                          519,958      (3,120,606)
Accrued dividends on preferred stock                                   76,512          94,379
                                                                 ------------    ------------
Net income (loss) attributable to common
shareholders                                                     $    443,446    $ (3,214,985)
                                                                 ============    ============
Earnings (loss) per share attributable to common shareholders:
Basic and diluted                                                $       0.01    $      (0.09)
                                                                 ============    ============
Weighted average common shares outstanding:
Basic                                                              37,466,329      35,923,237
                                                                 ============    ============
Diluted                                                            40,000,000      35,923,237
                                                                 ============    ============


See accompanying notes to condensed consolidated financial statements.

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
            Unaudited Condensed Consolidated Statements of Cash Flows

                           Nine Months Ended March 31,



                                                                2005           2004
                                                            -----------    -----------
                                                                           (Restated)
Cash flows from operating activities:
Net income (loss)                                           $   519,958    $(3,120,606)
Adjustments to reconcile net income to cash
    provided (used) by operating activities:
      Depreciation and amortization                               3,167            343
      Amortization of note and bond discounts                     4,050          1,530
      Gain on settlement and write-off of debt               (1,303,685)      (520,551)
      Interest component of beneficial conversion
      feature of convertible loans                              153,333         66,333
      Common stock issued for consulting services                  --          418,000
      Stock options granted for consulting services                --        2,118,165
      Common stock issued for officer compensation                             236,500

      Changes in current assets and liabilities:
        Accounts receivable                                       8,084        (62,763)
        Prepaid expenses and other current assets                  (652)        (5,061)
        Accrued interest on payable to
             asset-based lender                                    --           36,407
        Accounts payable and accrued liabilities                 78,334        396,257
        Accrued interest on bankruptcy liability                 15,933         16,477
                                                            -----------    -----------
          Cash used by operating activities                    (521,478)      (418,969)
                                                            -----------    -----------
Cash flows from investing activities:
Fixed asset acquisitions                                           --          (16,601)
Security deposits paid                                             --          (12,119)
Deferred acquisition costs                                      (40,210)          --
                                                            -----------    -----------
                      Cash used in investing activities         (40,210)       (28,720)
                                                            -----------    -----------
Cash flows from financing activities:

Proceeds from notes and loans                                   650,000        215,000
Principal repayments on loans                                   (75,000)        (9,000)
Proceeds from stock subscriptions                                  --          100,000
Common stock sales                                                 --          250,000
Borrowings from asset-based lender                                 --          203,565
Repayment of amounts due asset-based lender                        --         (312,572)
                                                            -----------    -----------
                      Cash provided by financing activities     575,000        446,993
                                                            -----------    -----------
Increase (decrease) in cash                                      13,312           (696)
Cash, beginning of period                                         3,920         11,888
                                                            -----------    -----------
Cash, end of period                                         $    17,232    $    11,192
                                                            ===========    ===========
Supplemental disclosure of cash flow information:

Cash paid for income taxes                                  $         0    $         0
                                                            ===========    ===========
Cash paid for interest                                      $     6,504    $         0
                                                            ===========    ===========
Non-Cash Investing and Financing Activities:

Dividends accrued on preferred stock                        $    76,512    $    94,379
                                                            ===========    ===========
Conversion of preferred stock and accrued
         dividends to common stock                          $   386,290    $    45,505
                                                            ===========    ===========
Conversion of notes payable and accrued
         interest and dividends to common stock             $      --      $   677,555
                                                            ===========    ===========
Conversion of trade payable (2005) and accrued
         liability (2004) to shares of common stock         $    10,500    $   183,423
                                                            ===========    ===========
Accrued liabilities settled by cash payment
         from shareholder                                   $      --      $   281,985
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

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1:  Summary of Significant Accounting Policies

(A) - Unaudited Interim Financial Information

The unaudited condensed consolidated interim financial statements, and accompanying notes included herein, have been prepared by Defense Technology Systems, Inc., (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for the fair statement of the results of the three and nine months ended March 31, 2005 and 2004. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The results for the current interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company's latest annual report filed with the SEC on Form 10-KSB for the year ended June 30, 2004. The Company has restated the results for the three and nine months ended March 31, 2004 as a result of a gain attributable to the write-off of debt and a correction in the calculation of stock-based compensation related to option grants.

The accompanying  financial  statements  include the accounts of the Company and
its  wholly-owned   subsidiaries  on  a  consolidated   basis.  All  significant
intercompany accounts and transactions have been eliminated.

(B) - Nature of Business

The Company was incorporated in Delaware on January 7, 1998 as DataWorld Solutions, Inc. and commenced operations on March 7, 1998. The Company became publicly traded as a result of a reverse merger with Vertex Computer Cable & Products, Inc. ("Vertex") in December 1998. Previously in January 1998, Vertex secured certain financing that made effective Vertex's second amended plan of organization under Chapter 11 of the U.S. Bankruptcy Act. In June 2004, the Company changed its name to Defense Technology Systems. The Company consists of two operating divisions: DWS Manufacturing is a specialty assembler of electronic cable assemblies used in data systems and is also a distributor of cabling systems, components and cable management solutions; DWS Defense Systems is a distributor and integrator of specialized security products. Both divisions operate in one business segment as contemplated by generally accepted accounting principles.


(C) - Use of Estimates

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

(D)  Adjustment of Previously Reported Quarterly Results

On July 2, 2004, the Company entered into an agreement to acquire a patent from GEORAL International, Ltd. ("GEORAL"). In anticipation of acquiring the patent, amortization expense of $6,261 was taken in each of the first two fiscal quarters of 2005. As discussed in Note 3 below, consummation of the acquisition of the patent never occurred; consequently, the amortization expense has been reversed. Also, the cancellation of shares held in escrow related to such transaction had no effect on previously reported earnings per share.

In addition, as previously reported, the results for the 2004 periods have been restated. (See Notes 1-A and 1-I).

(E) - Revenue Recognition

Revenue from data and security product sales is recognized when the product is shipped as title to the product passes at that point to the customer and the Company has no further obligations with respect to the product.

(F) - Net Income (Loss) Per Basic and Diluted Common Shares

Net income (loss) per basic and diluted common shares is computed on the basis of the weighted average number of basic and diluted common shares outstanding during the period. Only the weighted average number of shares of common stock actually outstanding is used to compute basic income (loss) per common share. For the diluted amounts, the effect of outstanding options and warrants and convertible stock and debt instruments is not considered during loss periods as their effect would be anti-dilutive. The effect of outstanding options and warrants is considered during periods when net income is earned when their exercise price is below the average market price of the common stock during the period. For the three and nine months ended March 31, 2005, options and warrants to purchase 3,800,000 and 160,000 shares of common stock, respectively, have been excluded from the calculation of diluted income per share for these reasons. (See Note 1-J).

For the three and nine months ended March 31, 2005, outstanding convertible preferred stock and debt enter into the calculation of diluted net income per share on a limited basis due to two limitations as follows: (i) the convertible stock agreement limits the preferred shareholder's common stock holdings to 9.9 percent of the total outstanding common shares; and (ii) the Company's current common stock authorization is limited to 40 million shares. As a practical matter, the amount of common shares issuable under outstanding convertible instruments is so large, the applicable limitation is the 40 million share authorization. For the three and nine months ended March 31, 2005, assuming maximum dilution to 40 million shares, earnings per share would be unchanged at $0.00 and $0.01, respectively.

Loss per share for the three and nine months ended March 31, 2004 was restated due to the inclusion of gains of $14,622 and $194,078, respectively, attributable to the write-off of certain statutorily barred liabilities, and an additional expense of $153,000 related to the correction of an error in the Black-Scholes formula application used to determine the value of stock options granted to consultants. (See Note 1-H). Additionally, the weighted average number of outstanding shares of common stock for such period was corrected for the reduction of 1.2 million shares as disclosed in the Company's annual report on Form 10-KSB for the year ended June 30, 2004. Such correction had no effect on the per share results.

(G) - Income Taxes

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

(H) - Property, Equipment and Depreciation

Property and equipment at March 31, 2005, are stated at cost less accumulated depreciation and amortization computed on a straight-line basis over the estimated useful lives of the respective assets, which range from three to five years. Leasehold improvements are amortized over the useful life of the improvement, or the lease term, whichever is less. Expenditures for maintenance, repairs and betterments, which do not materially extend the useful lives of the assets, are charged to operations as incurred. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

(I) - Write-Off of Statutorily Barred Liabilities

In the fourth quarter of fiscal 2004 the Company was advised by its counsel that pursuant to applicable law, certain of its trade obligations are statutorily unenforceable after periods of four or six years, as applicable, from the date of their incurrence. Accordingly the Company has written off $447,564 and $1,303,685 of accounts payable which amount is reported as gain on settlement and write-off of debt for the three and nine months ended March 31, 2005, respectively. Also, the Company has restated the results for the three and nine months ended March 31, 2004 to reflect $14,622 and $194,078, respectively, of additional write-offs applicable to such periods.

(J) - Stock-Based Compensation

The Company accounts for stock-based  compensation pursuant to SFAS Nos. 123 and
148. These pronouncements allow companies to either expense the estimated fair value of all stock options or, as the Company has elected with respect to options granted to employees and directors, to continue to follow the intrinsic value method previously set forth in Accounting Principles Board ("APB") Opinion No. 25, but disclose the pro forma effects on net income (loss) had the fair value of those options been expensed. (See Note 1-L).

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

The determination of the fair value of these options was based on the following elements:

         Stock price volatility: 328%
         Annual interest rate: 2.07%
         Dividends paid on common stock: $ 0.00
         Estimated useful life of options: 3 years

On March 15, 2005, the Board of Directors of the Company granted the Company's CEO and CFO options to purchase 500,000 shares of common stock each at an exercise price of $0.143 per share, which was calculated at 125 percent of the weighted-average closing price of the stock for the four weeks following the grant date. The options vest six months from the grant date and expire five years from the date of the grant. The fair value of these options at the grant date using the Black-Scholes pricing model was $123,700, or $0.1237 per share. (See Note 9).

The determination of the fair value of these options was based on the following elements:

         Stock price volatility:   297%
         Annual interest rate:   2.55%
         Dividends paid on common stock:   $0.00
         Estimated useful life of options:   3 years

The following is the pro forma effect of these option grants on the results for the three and nine months ended March 31, 2005:


                                                           Three months            Nine months
                                                              ended                   ended
                                                          March 31, 2005          March 31, 2005
                                                          --------------          --------------
         Net income as reported:                             $  129,513            $  519,958
                                                             ----------            ----------
         Pro forma net income:                               $   53,103            $  386,103
                                                             ==========            ==========
         Earnings per share as reported:                       $ 0.00                $ 0.01
                                                               ------                ------
         Pro forma earnings per share                          $ 0.00                $ 0.01
                                                               ======                ======

Both sets of options in 2005 were freestanding grants awarded by the Board of Directors. They were not part of any stock option plan. There were no employee options which vested or were outstanding during the 2004 periods.

(K)- Fair Value of Financial Instruments

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

(L) - Recent Accounting Pronouncements

In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. We do not believe the adoption of EITF Issue 03-1, when it does become effective, will have a material impact on our financial statements.

In November 2004, the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") issued a revised SFAS No. 123, "Share-Based Payment". The revised Statement requires companies to expense the value of employee stock options and similar awards and applies to all non-vested awards granted prior to the effective date, all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. This Statement, as modified by an SEC rule in April 2005, will be effective for the Company beginning in fiscal 2007, with application expected to be prospective; adoption of SFAS 123(R) will have an effect on the Company's financial statements, the effect of which cannot be presently estimated as it will depend on many factors, including future option grants.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC staff about the application of SFAS 123(R). The Company cannot presently determine how the guidance in SAB 107 will affect its application of SFAS 123(R).

NOTE 2: GOING CONCERN

The Company has current assets of $99,045 (including $17,232 in cash) compared with current liabilities of $4,130,628, resulting in a working capital deficit of $4,031,583 as of March 31, 2005. Although the Company had net income of $129,513 and $519,958 for the three and nine months ended March 31, 2005, respectively, the income was entirely attributable to debt settlements and write-offs. Additionally, the Company has incurred significant net losses in each of the three preceding fiscal years and has a stockholder's equity deficit of $4,182,480 at March 31, 2005. Such deficits and recurring losses raise questions about the Company's ability to continue as a going concern.

Additionally, the Company's continuation is also threatened by the existence of numerous judgments on trade payables, defaults on various secured indebtedness and delinquencies on certain tax obligations. These conditions could result in the seizure of Company assets and/or its being forced into bankruptcy. (See Notes 4 and 8).

The Company is currently implementing a business plan that it believes will strengthen the balance sheet, increase revenue and return it to profitability. The plan involves a series of initiatives. The Company is seeking to restructure its liabilities by negotiating with secured and unsecured creditors and vendors for forgiveness of certain outstanding debt, or to exchange debt for equity. The Company has also acquired a majority interest of a company in its industry. (See
Note 9).

In the fourth quarter of fiscal 2004 the Company was advised by its counsel that pursuant to applicable law, certain of its trade obligations are statutorily unenforceable after periods of four or six years, as applicable, from the date of their incurrence. Accordingly the Company has written off $447,564 and $1,303,685 of accounts payable which amount is reported as settlement and write-off of debt for the three and nine months ended March 31, 2005, respectively. Additionally, the Company has restated its results for the three and nine months ended March 31, 2004 to reflect gains of $14,622 and $194,078, respectively, attributable to the write-off of debt.

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

NOTE 3: TERMINATION OF AGREEMENT TO ACQUIRE PATENT AND RELATED ACCOUNTING ADJUSTMENTS

On July 2, 2004, the Company entered into an agreement with GEORAL to acquire a patent (US Patent No. 6,472,984) for the GIL 2001 Security Doors. The patent was valued at $413,250 representing the value of the one million shares of common stock placed in escrow in consideration of the purchase price plus the professional fees incurred in the transaction. The patent expires on January 30, 2021. The acquisition agreement included an option for the seller to re-purchase the patent on the fifth anniversary of the agreement at a cost equal to the value of common stock to be received in consideration of the purchase ($393,000) or by returning to the Company one million shares of common stock.

In anticipation of acquiring the patent and based on an interpretation of the agreement that its effective date was July 2, 2004, the Company commenced amortization of the patent over its remaining useful life. Accordingly, the Company had recorded amortization expense of $6,261 in each of the first two quarters of this fiscal year. During this period, the documents necessary to affect a transfer of the patent were never delivered to the Company despite attempts to obtain them from GEORAL. In the third quarter, additional attempts by the Company's counsel to obtain the patent were also unsuccessful.

As a result, the Company determined that GEORAL's failure to perform pursuant to the agreement constituted a material breach, effectively voiding the agreement and the one million shares of common stock previously held in escrow were returned to the Company and cancelled. The Company has made the following adjustments to the previously reported quarterly results for fiscal 2005:

o Amortization expense of $6,261 per quarter has been reversed for the periods ended September 30, 2004 and December 31, 2004. Total amortization expense reversed for the six months was $12,522.
o Previously capitalized legal fees of $20,250 have been expensed in the current quarter ended March 31, 2005.

None of these changes had any effect on previously reported per share results.

NOTE 4: NOTES PAYABLE - RELATED PARTIES

         Notes payable-related parties, as of March 31, 2005, consists of the following:


                                                      Current       Long-Term         Total
                                                    ----------      ---------     ----------

         Augustine-revolving credit line            $  535,000      $      --     $  535,000
         Augustine-term note payable                         -         95,850         95,850
         Rosenthal & Rosenthal                         250,000                       250,000
         NewMarket Technology                          190,000             --        190,000
         Shareholder loan                               50,025             --         50,025
                                                    ----------      ---------     ----------
                                                    $1,025,025      $  95,850     $1,120,875
                                                    ==========      =========     ==========

For the nine months ended March 31, 2005, the Company's borrowings from Augustine Capital Management ("Augustine") required the recognition of approximately $153,333 of additional interest expense related to the lender's right to convert the outstanding balance of their note payable into shares of common stock at a 25% discount from market. In November 2004, the Company borrowed $35,000 under the terms of this convertible note facility, and in December 2004 borrowed an additional $100,000, bringing the total amount outstanding under this facility to $535,000 as of March 31, 2005, all of which is due on August 28, 2005. With the lender's permission, the Company has exceeded the stated credit limit of $500,000 applicable to this facility. Any future borrowings under this agreement either allowed in excess of the line or subsequent to repayments of outstanding amounts will result in the recognition of additional interest expense related to this beneficial conversion feature. The balance of the unamortized discount on the Augustine term note payable, due March 1, 2006, was $4,950 as of March 31, 2005.

The note payable to Rosenthal & Rosenthal ("R & R") was executed in June 2004 and restructured existing secured debt. The new note, also secured by receivables and other assets, initially called for payment of interest only at prime plus two percent through December 2004, and repayment of principal in 42 equal payments plus interest commencing in January 2005. In April 2005, the terms of the note were amended. As amended, the note requires payment of interest only through June 2005, and repayment of principal in 42 equal payments plus interest commencing in July 2005. As consideration for the extension, the Company agreed to issue to R & R 300,000 shares of common stock by April 30, 2005. The Company is in the process of issuing such shares and has received a verbal waiver from R & R applicable to such delay. However, the Company is currently in default on the interest payments due in calendar 2005 under this note. Under such default, Rosenthal & Rosenthal's security interest, which constitutes a priority over other liens, allows them to proceed upon the collateral. As a result of the interest default, the entire principal balance has been classified as current at March 31, 2005.

In January 2005, the Company borrowed $95,000 from NewMarket Technology, Inc., ("NewMarket"), pursuant to a promissory term note, bearing interest at 6% per annum. Principal and interest are due in one year. In February 2005, the Company borrowed an additional $95,000 from NewMarket, pursuant to a second promissory term note, bearing interest at 6% per annum. Principal and interest are due in one year. (See Note 9).

As of March 31, 2005, interest accrued on all notes payable and included in accrued expenses was $50,222. Related party interest expense for the three and nine month period ended March 31, 2005 was $21,163 and $194,885, respectively. Related party interest expense for the three and nine month periods ended March 31, 2004 was $16,758 and $88,104, respectively.

NOTE 5: OTHER RELATED PARTY TRANSACTIONS

As of March 31, 2005, approximately $209,000 of accrued compensation, due the Company's Chief Executive Officer and Chief Financial Officer, was included in accrued expenses on the Condensed Consolidated Balance Sheet.

NOTE 6: INCOME TAXES

For the 2004 periods, no income taxes were provided due to losses incurred. For the 2005 periods, no income taxes were provided due to the Company's tax loss carry-forwards. As of March 31, 2005, the Company has net operating loss carry-forwards totaling approximately $18,000,000, expiring at various dates through fiscal 2023. The Company estimates an effective tax rate of zero for the fiscal year ending June 30, 2005, based on utilization of its net operating loss carry-forwards.

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

(B) Return of Shares by Consultant; Cancellation of Option/Consulting Agreement

In October 2004, a former consultant to the Company returned 400,000 shares of common stock acquired pursuant to a consulting agreement together with 400,000 shares he had personally acquired to the Company's treasury. These shares were valued at $88,800 or $0.111 per share, the weighted-average closing market price for the two days before and after the date of the transaction. By resolution of the Board of Directors, these shares were cancelled and became equivalent to unissued shares.

Additionally, as a result of the termination of the above-referenced consulting agreement, options to purchase 1,200,000 shares of common stock at various prices were cancelled.

(C) Other Capital Stock Transactions

In November 2004, a vendor converted a trade payable in the amount of $10,500 into 110,526 shares of common stock valued at $10,500 or $0.095 per share.

Following is a schedule of changes in shareholders' deficit for the nine months ended March 31, 2005:


                         Preferred                Common                Treasury     Add'l
                           Stock      Common      Stock     Treasury     Stock      Paid-In     Accumulated   Stockholder's
                           Amount     Shares      Amount      Shares     Amount     Capital     Deficit       Deficit
                         ---------- ----------- ----------- ----------  --------  ----------- ------------- --------------
Balance July 1, 2004     $1,559,000  34,781,755     $34,782                       $ 8,028,629  ($14,431,460)   ($4,809,049)

Conversion of
preferred stock
to common stock            (367,000)  4,698,753       4,699                           381,591                       19,290

Value of beneficial
conversion
feature of convertible
loans                                                                                 153,333                      153,333

Return of common
shares to treasury by
consultant                                                     800,000   (88,800)      88,800                           --

Cancellation of
treasury stock                         (800,000)       (800)  (800,000)   88,800      (88,000)                          --

Conversion of trade
payable
to common stock                         110,526         110                            10,390                       10,500

Accrued dividends on 8%
preferred stock                                                                                     (76,512)       (76,512)

Net income for nine
months
ended March 31, 2005                                                                                519,958        519,958

                         ---------- ----------- ----------- ---------- ---------  -----------  ------------ --------------
Balance March 31, 2005   $1,192,000  38,791,034     $38,791         -- $       0  $ 8,574,743  ($13,988,014)  ($4,182,480)
                         ========== =========== =========== ========== =========  ===========  ============ ==============

NOTE 8: COMMITMENTS AND CONTINGENCIES

(A)  Litigation matters

The Company is a party to legal matters arising in the general course of business. During fiscal 2001 and subsequently, the Company decided not to dispute litigation with suppliers and other creditors for collection of amounts owed to them. As a result, as of March 31, 2005, the Company had outstanding judgments amounting to $527,051. This balance is included in accounts payable in the accompanying condensed consolidated financial statements.

In September 2000, the Company began to negotiate a potential merger with American Access Technologies ("AAT"), which resulted in a merger agreement being signed in April 2001. In June 2001, the Company was notified by AAT that they were unilaterally terminating the agreement claiming that the Company had suffered material and adverse changes and that such change entitled AAT to terminate the agreement. AAT then filed suit against the Company seeking reimbursement of various incurred costs. The Company filed a counter suit against AAT alleging wrongful termination. A non-jury trial took place in February, 2005 and as a result, AAT was awarded approximately $94,000 plus interest and legal fees. The Company has estimated the total of such amounts at approximately $150,000, which total is included in accrued expenses in the accompanying balance sheet at March 31, 2005. The Company is currently negotiating with AAT in settlement of this matter.

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

The Company is currently in default on the interest payments due under the note payable to Rosenthal & Rosenthal. Under such default, Rosenthal & Rosenthal's security interest, which constitutes a priority over other liens, allows them to proceed upon the collateral. (See Note 4)

(C) Sales and payroll tax delinquencies

As of August 2001, the Company failed to remit sales taxes that it collected from customers in four states. As of March, 2005, approximately $317,000 was due (inclusive of estimated penalties and interest). The Company is presently negotiating a settlement of its approximately $296,000 liability with the State of New York. Should negotiations not be successful, the Company could be forced by the State of New York to cease operations.

As of March 2002, the Company failed to remit federal payroll taxes that it had collected. In March 2004, the Company settled its federal payroll tax liability which resulted in a forbearance installment plan whereby the Company is obligated to make monthly payments of $3,000 plus a final payment of accrued interest in full settlement of this liability. As of March 2005, approximately $33,000 remained outstanding, which due to the nature of the obligation is classified as a current liability.

(D) Customer and vendor concentrations

For the three and nine months ended March 31, 2005, two customers accounted for 42% and 14% of sales, and 43% and 22% of sales, respectively, and two vendors accounted for 74% and 12% of purchases, and 55% and 32% of purchases, respectively. For the three and nine months ended March 31, 2004, two customers accounted for 54% and 26% of sales, and 39% and 27% of sales, respectively, and one vendor accounted for 98% of purchases, and 87% of purchases, respectively. Additionally, as of March 31, 2005, two customers accounted for 34% and 21%, respectively, of accounts receivable. Loss of any of these major customers or vendors would have a significant negative effect on the Company's business.

NOTE 9:   ACQUISITION OF A MAJORITY INTEREST IN DIGITAL
          COMPUTER INTEGRATION CORPORATION

In December 2004, the Company executed a letter of intent with NewMarket Technology, Inc. ("NewMarket") to purchase NewMarket's 51 percent interest in Digital Computer Integration Corp. ("DCI"). DCI is a security and defense products manufacturer. In February 2005, the parties executed a definitive agreement for this acquisition. The Company closed on this transaction in April 2005. The Company purchased the 51 percent interest by issuance to NewMarket of a newly created Series C Preferred Stock with certain conversion features and a newly created Series D Preferred Stock. The Series C and D shares are subject to certain proxy rights held by the Company's two executive officers. Additionally, Philip Verges, the CEO of NewMarket, has joined the Company's Board of Directors, effective April 2005.

At the time of closing, certain due diligence disclosure information required to be provided by the Company in the schedules to the acquisition agreement was omitted and/or misstated. The incorrect/omitted information related to the number of outstanding vested and unvested stock options, including the options recently granted to the Company's Chief Executive Officer and Chief Financial Officer. Upon discovery of the error/omission in the schedules, the Company amended the schedules and obtained the consent of the counterparty to the agreement, with the disclosure information as amended. At the same time, the newly expanded Board of Directors ratified the previous grant of one million stock options to the Company's two executive officers.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis covers material changes in the financial condition of Defense Technology Systems, Inc., (the "Company") since June 30, 2004 and material changes in the Company's results of operations for the three and nine months ended March 31, 2005, as compared to the same periods in 2004. As discussed in Note 3 to the condensed consolidated financial statements, the Company has reversed $6,261 of amortization expense previously recorded in each of the first two quarters of 2005, applicable to a patent under an acquisition agreement, which agreement was determined to have been materially breached and voided by the counter-party. The Company has restated the results for the three and nine months ended March 31, 2004 as a result of a gain attributable to the write-off of debt and a correction in the expense related to the granting of stock options to consultants. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

SPECIAL NOTE  REGARDING  FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about the Company's future business plans and strategies, statements about its need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005, VS. THREE MONTHS ENDED MARCH 31, 2004

Sales revenue decreased approximately 52%, to $145,270 for the three months ended March 31, 2005, from $304,536 for the comparative period in the prior year. Sales in the Company's Data division decreased from $149,623 to $136,770 for the three months ended March 31, 2005. Sales in the Company's DWS Defense Systems subsidiary decreased from $154,913 to $8,500 for the three months ended March 31, 2005 due to the completion of a large project in March, 2004.

Costs of revenue decreased approximately 62%, to $90,259 for the three months ended March 31, 2005, from $237,554 for the three months ended March 31, 2004 as a result of decreased revenue during the three month period ended March 31, 2005.

Gross profit decreased approximately 18%, to $55,011 for the three months ended March 31, 2005, from $66,982 for the three months ended March 31, 2004. The gross profit attributable to the Company's Data and Security divisions were $53,443 and $1,568, respectively. Gross profit margin increased to 38% for the three months ended March 31, 2005, compared to 22% for the three months ended March 31, 2004. The gross profit margin of the Company's Data and Security divisions were 39% and 18%, respectively. The overall decrease was due to decreased revenue during the three month period ended March 31, 2005. The gross profit margin increase was attributable to the increase in higher-margin data product sales relative to lower-margin security product sales.

Selling, general and administrative expenses decreased approximately 75%, to $172,449 for the three months ended March 31, 2005, from $677,104 for the three months ended March 31, 2004. The decrease is primarily related to the non-recurrence of a $236,500 non-cash charge to compensation expense related to the granting of common stock to an officer of the Company during the three months ended March 31, 2004, the elimination of consulting expenses, as well as a reduction in officers' salaries related to revisions in their compensation structure as follows: (i) the CEO is being compensated on a commission-only basis, which reduced his compensation for the three months ended March 31, 2005 by approximately $23,000; and (ii) the CFO agreed to reduce his annual salary resulting in annual savings of $30,000.

Interest expense decreased 54%, to $50,613 for the three months ended March 31, 2005, from $109,834 for the three months ended March 2004. This decrease was primarily related to the elimination of interest expense related to the Compnay's former asset-based lender, offset by an increase in interest expense accrued on the Augustine notes and new debt to NewMarket.

Gain on settlement and write-off of debt increased 83%, to $447,564 for the three months ended March 31, 2005, from $244,857 for the three months ended March 31, 2004. The increase was attributable to the write-off of statutorily-barred liabilities. The Company anticipates continuing the write-off of these liabilities in future quarters.

The Company incurred a one-time litigation loss of $150,000 for the three months ended March 31, 2005, related to a judgment against the Company in the AAT case. (See Note 8-A). The Company is currently negotiating with the judgment holder in settlement of this obligation. Such negotiations may result in the reduction of the amount owed and/or satisfaction of the obligation with the issuance of a debt or equity security.

The Company earned net income of $129,513 for the three months ended March 31, 2005, as compared to a loss of $469,080 for the three months ended March 31, 2004, due to a significant increase in debt write-offs and the non-recurrence of the non-cash compensation charge incurred for the three months ended March 31, 2004, partially offset by the afore-mentioned litigation loss.

The net income applicable to common shareholders for the three months ended March 31, 2005 was $106,001, compared to a loss of $500,175 for the three months ended March 31, 2004. Dividends accrued on convertible preferred stock were $23,512 and $31,095 for the three months ended March 31, 2005 and 2004, respectively.

Basic and diluted earnings (loss) per share were nil and $(0.01) for the three months ended March 31, 2005 and 2004, respectively. The dilutive effect of outstanding options and warrants on earnings per share is considered during periods when net income is earned when their exercise price is below the average market price of the common stock during the period. For the three months ended March 31, 2005, options and warrants to purchase 3,800,000 and 160,000 shares of common stock, respectively, have been excluded from the calculation of diluted income per share as their exercise price exceeded the average market price during the period. Additionally, for the three months ended March 31, 2005, outstanding convertible preferred stock and debt enter into the calculation of diluted net income per share on a limited basis due to two limitations as follows: (i) the convertible stock agreement limits the preferred shareholder's common stock holdings to 9.9 percent of the total outstanding common shares; and
(ii) the Company's current common stock authorization is limited to 40 million shares. As a practical matter, the amount of common shares issuable under outstanding convertible instruments is so large, the applicable limitation is the 40 million share authorization. For the three months ended March 31, 2005, assuming maximum dilution to 40 million shares, earnings per share are unchanged at $0.00.

NINE MONTHS  ENDED MARCH 31,  2005,  VS. NINE MONTHS  ENDED MARCH 31, 2004

Sales revenue increased approximately 40% to $757,221 for the nine months ended March 31, 2005, from $542,538 for the comparative period in the prior year. A slight decrease in sales in the Company's Data division from $387,625 to $353,743 for the nine months ended March 31, 2005 was offset by a significant increase in sales attributed to the Company's DWS Defense Systems subsidiary from $154,913 to $403,478 for the nine months ended March 31, 2005 as a result of a large sales order received in the first quarter of 2005.

Costs of revenue increased approximately 50%, to $577,540 for the nine months ended March 31, 2005, from $383,797 for the nine months ended March 31, 2004 as a result of increased revenue during the nine month period ended March 31, 2005.

Gross profit increased approximately 13%, to $179,681 for the nine months ended March 31, 2005, from $158,741 for the nine months ended March 31, 2004. The gross profit attributable to the Company's Data and Security divisions were $133,312 and $46,369, respectively. Gross profit margin decreased to 24% for the nine months ended March 31, 2005, compared to 29% for the nine months ended March 31, 2004. The gross profit margin of the Company's Data and Security divisions were 38% and 11%, respectively. The overall decrease was due to the significant increase in distribution of security products which are at a lower margin than the Company's data cable assembly business.

Selling, general and administrative expenses decreased approximately 85%, to $524,344 for the nine months ended March 31, 2005, from $3,536,375 for the nine months ended March 31, 2004. The decrease is primarily attributable to the non-recurrence of a $2,772,665 non-cash charge to consulting expenses and officer's compensation related to the granting of common stock and options to certain individuals during the nine months ended March 31, 2004, as well as a previously described reduction in officers' salaries.

Interest expense decreased 18%, to $294,128 for the nine months ended March 31, 2005, from $356,729 for the nine months ended March 31, 2004 This decrease was primarily related to the elimination of interest expense related to the Company's former asset-based lender, offset principally by an increase in interest expense accrued on the Augustine notes.

The Company incurred a one-time litigation loss of $150,000 for the nine months ended March 31, 2005, related to a judgment against the Company in the AAT case. (See Note 8-A). The Company is currently negotiating with the judgment holder in settlement of this obligation. Such negotiations may result in the reduction of the amount owed and/or satisfaction of the obligation with the issuance of a debt or equity security.

Gain on settlement and write-off of debt increased 150%, to $1,303,685 for the nine months ended March 31, 2005, from $520,551 for the nine months ended March 31, 2004. The increase was attributable an increase in the write-off of statutorily-barred liabilities.

The Company earned net income of $519,958 for the nine months ended March 31, 2005, as compared to a loss of $3,120,606 for the nine months ended March 31, 2004, due to debt settlements and write-offs and the non-recurrence of the non-cash charge incurred for the nine months ended March 31, 2004, partially offset by the afore-mentioned litigation loss.

The net income applicable to common shareholders for the nine months ended March 31, 2005 was $443,446, compared to a loss of $3,214,985 for the nine months ended March 31, 2004. Dividends accrued on convertible preferred stock were $76,512 and $94,379 for the nine months ended March 31, 2005 and 2004, respectively.

Basic and diluted earnings (loss) per share were $0.01 and $(0.09) for the nine months ended March 31, 2005 and 2004, respectively. The dilutive effect of outstanding options and warrants on earnings per share is considered during periods when net income is earned when their exercise price is below the average market price of the common stock during the period. For the nine months ended March 31, 2005, options and warrants to purchase 3,800,000 and 160,000 shares of common stock, respectively, have been excluded from the calculation of diluted income per share as such options were out of the money. Additionally, for the nine months ended March 31, 2005, outstanding convertible preferred stock and debt enter into the calculation of diluted net income per share on a limited basis due to two limitations as follows: (i) the convertible stock agreement limits the preferred shareholder's common stock holdings to 9.9 percent of the total outstanding common shares; and (ii) the Company's current common stock authorization is limited to 40 million shares. As a practical matter, the amount of common shares issuable under outstanding convertible instruments is so large, the applicable limitation is the 40 million share authorization. For the nine months ended March 31, 2005, assuming maximum dilution to 40 million shares, earnings per share are unchanged at $0.01.

ACQUISITION OF A MAJORITY INTEREST IN DIGITAL COMPUTER INTEGRATION CORPORATION

In December 2004, the Company executed a letter of intent with NewMarket Technology, Inc. ("NewMarket") to purchase NewMarket's 51 percent interest in Digital Computer Integration Corp. ("DCI"). DCI is a security and defense products manufacturer. In February 2005, the parties executed a definitive agreement for this acquisition. The Company closed on this transaction in April 2005. The Company purchased the 51 percent interest by issuance to NewMarket of a newly created Series C Preferred Stock with certain conversion features and a newly created Series D Preferred Stock. The Series C and D shares are subject to certain proxy rights held by the Company's two executive officers. Additionally, Philip Verges, the CEO of NewMarket, has joined the Company's Board of Directors, effective April 2005.

At the time of closing, certain due diligence disclosure information required to be provided by the Company in the schedules to the acquisition agreement was omitted and/or misstated. The incorrect/omitted information related to the number of outstanding vested and unvested stock options, including the options recently granted to the Company's Chief Executive Officer and Chief Financial Officer. Upon discovery of the error/omission in the schedules, the Company amended the schedules and obtained the consent of the counterparty to the agreement, with the disclosure information as amended. At the same time, the newly expanded Board of Directors ratified the previous grant of one million stock options to the Company's two executive officers.

The Company is currently analyzing the accounting effects of this transaction including the resulting goodwill. Audited financial statements of the acquired company and pro-forma combined financial statements reflecting the acquisition by the Company will be provided in an amended Form 8-K filing by June 20, 2005.

LIQUIDITY  AND CAPITAL  RESOURCES

The Company has current assets of $99,045 (including $17,232 in cash) compared with current liabilities of $4,130,628, resulting in a working capital deficit of $4,031,583 as of March 31, 2005. Although the Company had net income of $129,513 and $519,958 for the three and nine months ended March 31, 2005, the income was entirely attributable to debt settlements and write-offs. Additionally, the Company has incurred significant net losses in each of the three preceding fiscal years and has a stockholder's equity deficit of $4,182,480 at March 31, 2005. Such deficits and recurring losses raise questions about the Company's ability to continue as a going concern.

Additionally, the Company's continuation is also threatened by the existence of numerous judgments on trade payables, defaults on various secured indebtedness, including a debt with a priority security lien, and delinquencies on certain tax obligations. As a result of a default in calendar year 2005 interest payments to Rosenthal & Rosenthal, the entire principal balance of $250,000 owed to them has been classified as current at March 31, 2005. These conditions could result in the seizure of Company assets and/or its being forced into bankruptcy. (See Notes 4 and 8 to the Condensed Consolidated Financial Statements).

In the fourth quarter of fiscal 2004 the Company was advised by its counsel that pursuant to applicable commercial law, certain of its trade obligations are statutorily unenforceable after periods of four or six years, as applicable, from the date of their incurrence. Accordingly the Company has written off $447,564 and $1,303,685 of accounts payable which amount is included in gain on settlement and write-off of debt for the three and nine months ended March 31, 2005, respectively. Additional amounts will likely be written off in subsequent periods as the applicable statutory periods are exceeded.

The Company is currently implementing a business plan that it believes will strengthen the balance sheet, increase revenue and return it to profitability. The plan involves a series of initiatives. The Company is seeking to restructure its liabilities by negotiating with secured and unsecured creditors and vendors for forgiveness of certain outstanding debt, or to exchange debt for equity. For the nine months ended March 31, 2005, the Company settled a total of approximately $437,000 in exchange for a series of cash payments totaling $57,000 resulting in a gain of approximately $380,000. The Company continues to seek settlements of outstanding debt, including the recent judgment as a result of a one-time litigation loss. (See Note 8-A).

The Company may also pursue strategic acquisitions that provide it with growth and vertical integration within the security business. The acquisition of a 51% interest in DCI is an example of the type of growth that is being sought. There is no assurance that the Company will be successful in accomplishing its objectives. If the Company is not successful in these initiatives, it may be forced to severely curtail operations or seek protection under the bankruptcy laws.

In May 2005, the Company announced that the Board of Directors would seek a new Chief Executive Officer as part of the new direction the Company is taking, and evidencing this direction, its new DCI subsidiary announced it had signed a $605,000 contract with a major defense industry contractor.

The Company's cash balance at June 30, 2004 increased $13,312 from $3,920 to $17,232 as of March 31, 2005. The increase was the result of cash proceeds from notes totaling $650,000, offset by a combination of cash used for the repayment of stockholder loans totaling $75,000, and operating and investing activities requiring $521,478, and $40,210, respectively. Operating activities exclusive of changes in current assets and liabilities required $623,177, offset by the combination of a decrease in receivables and other current assets of $7,432 and an increase in accounts payable and accrued liabilities of $94,267.

Historically, the Company's capital resources have been private stock sales and loans and advances from principal shareholders. In January 2005, the Company received a loan of $95,000 from NewMarket Technology, Inc., and an additional loan of $95,000 in February 2005. In addition, in April 2005 the Company negotiated a six-month deferral of the principal repayments on its note payable to Rosenthal & Rosenthal.

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

ITEM 3.    CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the three-month and nine-month periods ended March 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the period covered by this report, there have not been any significant changes in the Company's internal controls or other factors that could significantly affect the Company's internal controls.

PART II.      OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

In September 2000, the Company began to negotiate a potential merger with American Access Technologies ("AAT"), which resulted in a merger agreement being signed in April 2001. In June 2001, the Company was notified by AAT that they were unilaterally terminating the agreement claiming that the Company had suffered material and adverse changes and that such change entitled AAT to terminate the agreement. AAT then filed suit against the Company seeking reimbursement of various incurred costs. The Company filed a counter suit against AAT alleging wrongful termination. A non-jury trial took place in February, 2005 and as a result, AAT was awarded approximately $94,000 plus interest and legal fees. The Company has estimated the total of such amounts at approximately $150,000. The Company is currently negotiating with AAT in settlement of this matter.

ITEM 2 - CHANGES IN SECURITIES:

One million shares of the Company's common stock, which were held in escrow since July 2004 and deemed outstanding, have been returned to the Company by the escrow holder and cancelled. Such action resulted from the breach of the related patent acquisition agreement by the counterparty. (See Note 3 to the condensed consolidated financial statements).

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

As of March 31, 2005, the Company is in default on the following obligations, as disclosed in Note 8B to the Condensed Consolidated Financial Statements: the Secured Subordinated Debentures, and the Class 7 Bankruptcy Distributions. Also, as disclosed in Notes 8A and 8C, the Company has approximately $527,000 in judgments entered against it for unpaid trade payables and is delinquent on payment of certain sales and payroll tax obligations. Additionally, as disclosed in Note 4, the Company is currently in default on the interest payments due under the note payable to Rosenthal & Rosenthal. Under such default, Rosenthal & Rosenthal's security interest, which constitutes a priority over other liens, allows them to proceed upon the collateral.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

ITEM 5 - OTHER INFORMATION:

         The Company is in the process of adopting a formal Code of Ethics, pursuant to Section 406 of the Sarbanes-Oxley Act of 2002.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


         (a)    Exhibits:

                Exhibit No.      Description
                -----------      -----------
                31               Section 302 Certifications

                32               Section 906 Certifications

           (b) Reports on Form 8-K:

               During the three-month period ended March 31, 2005, the Company filed the following Current Reports on Form 8-K:

               Current Report of Form 8-K filed on March 3, 2005, which included disclosure under Item 1 related to the execution of a definitive agreement for the acquisition of a majority interest in Digital Computer Integration Corporation.

               Additionally, in April and May, 2005, the Company the filed the following three Current Reports on Form 8-K relating to matters discussed in this quarterly report:

               Current Report of Form 8-K filed on April 13, 2005, which included disclosure under Items 2 and 5 related to the completion of the acquisition of a majority interest in Digital Computer Integration Corporation, and the appointment of Philip Verges to the Company's Board of Directors

               Current  Report  of Form  8-K  filed  on April  19,  2005,  which included disclosure under Item 1 related to the Company rescinding the agreement with Georal International. Ltd. based on their failure to perform.

               Current Report of Form 8-K/A filed on May 20, 2005, which included disclosure under Item 2 related to the Company amending certain schedules to the agreement to acquire a majority interest in Digital Computer Integration Corporation.


                                   SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DEFENSE TECHNOLOGY SYSTEMS, INC.

Date:    May 23, 2005                By:  /s/ Daniel McPhee
     --------------------               -------------------
                                          Daniel McPhee
                                          President and Chief Executive Officer

Date:    May 23, 2005                By:  /s/ Philip J. Rauch
     --------------------               ---------------------
                                          Philip J. Rauch,
                                         Chief Financial Officer