Form 10KSB/A
period 2004-06-30
DEFENSE TECHNOLOGY SYSTEMS, INC.
filed 2005-07-26
CIK 798438

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

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

In the fourth quarter of fiscal 2004, the Company received an opinion from its counsel that pursuant to applicable commercial law, certain of its trade obligations are statutorily unenforceable after periods of four or six years, as applicable, from the date of their incurrence. Based on this representation, the Company believes that it is remote that creditors would prevail in any collection action and accordingly, has written off $230,597 of accounts payable which amount is shown as a gain on write-off of statutorily unenforceable liabilities for the year ended June 30, 2004. For subsequent periods, the Company will record any additional write-offs during the quarter in which the statutory period is exceeded.

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

    (99)  Additional Exhibits

    99.1 Opinion from Wexler & Burkhart, LLP, regarding write-off of statutorily unenforceable liabilities.


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

                       DEFENSE TECHNOLOGY SYSTEMS, INC.

Date: July 26, 2005    By:      /s/  Daniel McPhee
-------------------            ---------------------------
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


Date: July 26, 2005    By:      /s/  Daniel McPhee
-------------------            ---------------------------
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


                                       F2

                        DEFENSE TECHNOLOGY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Years Ended
                                                            June 30,
                                                      2004           2003
                                                 --------------  ---------------
Net sales                                              $695,389        $950,656
Cost of goods sold                                      487,623         405,888
                                                 --------------  ---------------
     Gross profit                                       207,766         544,768
                                                 --------------  ---------------
Selling, general and administrative expenses          3,815,393         801,127
Interest expense                                        427,254         363,643
                                                 --------------  ---------------
     Total expenses                                   4,242,647       1,164,770
                                                 --------------  ---------------
                                                     (4,034,881)       (620,002)
                                                 --------------  ---------------
Commission income                                        93,205         127,507
Gain on debt settlements                              1,510,480               -
Gain on write-off of
 statutorily unenforceable liabilities                  230,597               -
                                                 --------------  ---------------
                                                      1,834,282         127,507
                                                 --------------  ---------------
Net loss                                             (2,200,599)       (492,495)
Accrued dividends on preferred stock                   (125,473)       (144,132)
                                                 --------------  ---------------
Net loss attributable to common shares               (2,326,072)       (636,627)
                                                 ==============  ===============

Basic and diluted loss per share                   $      (0.07)   $      (0.02)
                                                 ==============  ===============
Weighted average common shares outstanding -
basic and diluted                                    35,659,992       32,828,357
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

       E) WRITE-OFF OF STATUTORILY BARRED LIABILITIES

          In the fourth quarter of fiscal 2004, the Company received an opinion from its counsel that pursuant to applicable commercial
          law,   certain   of  its  trade   obligations   are   statutorily
          unenforceable after periods of four or six years, as applicable, from the date of their incurrence. Based on this representation, the Company believes that it is remote that creditors would prevail in any collection action and accordingly, has written off $230,597 of accounts payable which amount is shown as a gain on write-off of statutorily unenforceable liabilities for the year ended June 30, 2004. (See Note 13 - Fourth Quarter Adjustments). For subsequent periods, the Company will record any additional write-offs during the quarter in which the statutory period is exceeded.


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